Form 10QSB
period 1999-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 1999-11-22
CIK 1081242

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended August 31, 1999
                                               ---------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                                -------

                     AQUATIC CELLULOSE INTERNATIONAL CORP.
                     -------------------------------------
            (Exact name of registrant as specified in its charter)

Nevada                                                   82-0381904
--------------                                           -------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                           identification number)

  3704 32nd Street, Suite 301 Vernon, B.C.                        VIT 5N6
  -------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

      Registrant's Telephone number, including area code: (800) 565-6544

  ----------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X      No
                                               -

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                    Outstanding at
            Class of Common Stock                   August 31, 1999
            ---------------------                   ---------------
               $.001 par value                         36,603,985

        Transitional Small Business Disclosure Format    Yes ___  No  X
                                                                     ---

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                     Aquatic Cellulose International Corp.
                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              May 31, 1999 and August 31, 1999 (unaudited)

             Condensed Consolidated Statements of Operations
              for the three months ended August 31, 1998 (unaudited) and 1999 (unaudited)

             Condensed Consolidated Statements of Cash Flows
              for the three months ended August 31, 1998 (unaudited) and 1999 (unaudited)

             Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. - OTHER INFORMATION

     Item 3. Legal Proceedings

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

   ITEM I.     FINANCIAL STATEMENTS

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
$ United States
May 31, 1999 and August 31, 1999

                                     ASSETS
                                     ------

                                                             May 31,           August 31,
                                                              1999               1999
                                                           ----------         -----------
                                                                              (unaudited)
   Current assets
      Cash and cash equivalents                            $  100,906         $   197,864
      Accounts receivables, net                                 7,734               6,706
      Share Subscriptions receivable (note 8)                 250,000
      Prepaid expense
                                                           ----------         -----------

         Total current assets                                 358,640             204,570

   Capital Assets                                               6,226               6,149
   Other Assets
                                                           ----------         -----------
       Total assets                                        $  364,866         $   210,719
                                                           ----------         -----------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

   Current liabilities
      Accounts payable and accrued expenses                    24,060              21,716
   Shareholders' deficit
      Capital stock, (note 4)                               1,561,034           1,561,034
      Deficit accumulated during the Development stage     (1,254,793)         (1,368,930)
      Accumulated deficit                                      34,565              (3,101)
                                                           ----------         -----------

          Total Shareholders' Deficit                         340,806             189,003

   Total liabilities and stockholders' deficit             $  364,866         $   210,719
                                                           ----------         -----------

   The accompanying notes are an integral part of these financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statement of Loss and Deficit
$ United States

For the three months ended August 31, 1998 and 1999

---------------------------------------------------------------------------------------------------------
                                             From Inception
                                         (March 11, 1996 to          1999         1998
                                           August 31, 1999)   (Unaudited)   (Unaudited)
---------------------------------------------------------------------------------------------------------
Revenue
 Timber                                         $     3,070   $         -   $        -

Expenses
 Advertising and promotion                           29,209         8,814            -
 Amortization                                         5,889            78          136
 Engineering design                                  92,935        25,487        7,087
 Financial and promotional consulting               188,046             -          265
 Interest and bank charges                            7,814           427            -
 Office rent                                         20,327         1,614        1,600
 Office                                              29,986         2,585          674
 Professional fees                                   62,167        27,389        1,793
 Research and development                           301,306             -            -
 Shop and fabrication                                 7,024             -            -
 Telephone                                           39,262         2,914        3,632
 Travel                                             131,628         7,252        2,162
 Vehicle and equipment leases                        23,861         1,615        2,076
 Wages and benefits                                 440,025        35,962       19,507
---------------------------------------------------------------------------------------------------------
                                                  1,439,479       114,137       38,932

Loss before other income                         (1,376,409)     (114,137)     (38,932)

Other income:
 Interest                                               184             -            -
 Foreign exchange gain                                7,295             -            -
 --------------------------------------------------------------------------------------------------------
                                                      7,479             -            -

---------------------------------------------------------------------------------------------------------
Loss                                            $(1,368,930)  $  (114,137)  $  (38,932)
---------------------------------------------------------------------------------------------------------

Basis Loss per share                                          $     (0.01)  $    (0.00)

Diluted Loss Per Share                                        $     (0.01)  $    (0.00)

Weighted average number of shares                              19,014,620    9,167,802
---------------------------------------------------------------------------------------------------------

          See the accompanying notes to these consolidated statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
$ United States
(Unaudited)

                  Three months ended August 31, 1999 and 1998

--------------------------------------------------------------------------------------------------------
                                               From Inception
                                           (March 11, 1996 to          1999         1998
                                             August 31, 1999)   (Unaudited)  (Unaudited)
--------------------------------------------------------------------------------------------------------
Operating activities
 Cash received from timber sales                   $    3,070    $       -     $      -
 Cash received from other income                        7,479            -            -
 Cash paid to suppliers and employees                (940,488)    (117,431)     (86,316)
--------------------------------------------------------------------------------------------------------
                                                     (929,939)    (117,431)     (86,316)

Financing
 Issuance of capital stock                          1,162,769      250,000            -

Investing
 Purchase of capital assets                           (12,470)           -            -

Foreign currency translation adjustment               (22,496)     (35,611)      47,903

--------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                           197,864       96,958      (38,413)

Cash, beginning of period                                   -      100,906       25,757

--------------------------------------------------------------------------------------------------------
Cash, end of period                                $  197,864    $ 197,864     $(12,656)
--------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.
                       (A Development Stage Enterprise )
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                August 31, 1999

Aquatic Cellulose International Corp. was incorporated under the laws of the State of Nevada. The Company's principal activity is the development under authority, of equipment for underwater harvesting and/or salvaging of submerged timber and the procurement of contracts for the harvest and salvage of submerged timber.

1.  Significant Accounting Policies:

    (a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable.

    (b)   Translation of Financial Statements

          The Company's subsidiary, Aquatic Cellulose Ltd., operates in Canada and its operations are conducted in Canadian currency.

          The method of translation applied is as follows:

          (i) Assets and liabilities are translated a the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.474 (1998 - $1.457).

          (ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

          (iii) The net adjustment arising from the translation is included in accumulated other comprehensive income.

    (c)   Basis of presentation and consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd.

          Effective July 12, 1997, the Company completed the acquisition of 100% of the outstanding common shares of Aquatic Cellulose Ltd. ("ACL"). As ACL shareholders obtained effective control of the Company through the exchange of their shares of ACL for shares of the Company, the acquisition of ACL has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the 1998 consolidated statements of loss and deficit and cash flows reflect the results of operations and changes in financial position of ACL, the legal subsidiary, for the year ended May 31, 1998, combined with those of American Natural Foods Marketing, Inc. ("ANFMI"), the legal parent, from acquisition on July 12, 1997, in accordance with generally accepted accounting principles for reverse acquisitions.

    (c)   Basis of presentation and consolidation (continued)

          In addition, the figures for the period from inception to May 31, 1999 presented in the consolidated statements of loss and deficit and cash flows are those of ACL, the legal subsidiary, together with those of ANFMI from

          July 12, 1997. Effective November 10, 1997, the Company changed its name from ANFMI to Aquatic Cellulose International Corp. ("ACIC").

          In these notes to the consolidated financial statements, the Company, prior to the business combination with ACL, is referred to as "ANFMI", and after completion of the business combination and name change, is referred to as "ACIC".

    (d)   Capital assets

          Capital assets are stated at cost. Amortization is provided using the following methods and annual rates, which are intended to amortize the cost of assets over their estimated useful life:

          ----------------------------------------------------------------------
          Asset                                         Method             Rate
          ----------------------------------------------------------------------
          Computer equipment                 Declining balance             30%
          Furniture and equipment            Declining balance             20%
          Leasehold improvements                 Straight-line             20%
          ----------------------------------------------------------------------

    (e)   Start-up costs

          Costs incurred in the period prior to revenue being recognized from the sale of salvage timber are expensed as incurred. These costs include engineering design, research and development costs, shop and fabrication, and travel.

     (f)  Management estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

    (g)   Financial instruments

          The fair values of the Company's cash, accounts and share subscriptions receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. It is not practicable to determine the fair value of notes receivable due to the nature of the amount and the absence of a market for such instruments. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

    (h)   Loss per share

          Loss per common share is calculated based on the net income and the weighted average number of shares outstanding during the year. For all years, the computation of diluted loss per share was anti dilutive, therefore, the amounts reported for basic and diluted loss were the same.

    (i)   Accounting standards change

          In June, 1998, the Financial Accounting Standards board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement is not expected to have a significant impact on our results of operations or financial position.

2.  Business Combination:

    Effective July 12, 1997, ANFMI and ACL executed their business combination agreement. ANFMI issued 4,732,800 common shares to the shareholders of ACL in consideration for all of the issued and outstanding common shares of ACL on the basis of 1 common share of ANFMI for each common share of ACL. As the former shareholders of ACL obtained effective control of the Company through the share exchange, this transaction has been accounted for in these financial statements as a reverse acquisition and the purchase method of accounting has been applied. Under reverse acquisition accounting, ACL is considered to have acquired ANFMI with the results of ANFMI's operations included in the consolidated financial statements from the date of acquisition. ACL is considered the continuing entity and consequently, the comparative figures are those of ACL.

    The acquisition has been recorded at the estimated fair value of the consideration given which, under reverse acquisition accounting, is the net asset value of ANFMI at the date of acquisition. The acquisition details are as follows:

    Net assets acquired, at book values
       Cash                                                           $ 469,611
       Receivable from related company                                  217,313
       Note payable                                                    (217,313)
       -------------------------------------------------------------------------
                                                                      $ 469,611
       -------------------------------------------------------------------------
    Consideration given for net assets acquired
       -------------------------------------------------------------------------
       Common shares issued                                           $ 469,611
       -------------------------------------------------------------------------

    As the continuing entity is deemed to be ACL, share capital of ANFMI has been reduced by $458,254 as a result of accounting for this combination as a reverse acquisition. The net effect of $11,357 ($469,611 - $458,254) is reflected on the statement of stockholders' equity and comprehensive income.

    The historical stockholders' equity of the acquirer prior to the merger is retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock with an offset to paid in capital. The retained earnings (deficiency) of the acquirer is carried forward after the acquisition.

3.  Capital Assets:

--------------------------------------------------------------------------------------------
    Three Months Ended August 31,                                     1999        1998
--------------------------------------------------------------------------------------------
                                                     Accumulated  Net book    Net book
                                              Cost  amortization     value       value
--------------------------------------------------------------------------------------------
    Computer equipment                     $ 2,323        $1,372    $  951      $1,367
    Furniture and equipment                  4,639         1,388     3,231       4,016
    Leasehold improvements                   4,927         2,980     1,947       2,949
--------------------------------------------------------------------------------------------
                                           $11,889        $5,740    $6,149      $8,322
--------------------------------------------------------------------------------------------

4.  Capital Stock:

    (a)   Authorized:

            50,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share, issuable in series

    (b)   Stock options
          ----------------------------------------------------------------------
                            Price per    Outstanding               Outstanding

          -----------------------------------------------------------------------------------------------------
          Expiry Date                        share   May 31, 1998        Issued   Exercised   May 31, 1999
          -----------------------------------------------------------------------------------------------------
          February 22, 2004                  $0.03              -     3,515,000   3,515,000              -
          -----------------------------------------------------------------------------------------------------

          The Company applies APB Opinion No. 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the proforma amounts below:

          Net Loss
             As reported                               $295,423
             Proforma                                  $317,300
          Loss per share
             As reported                               $   0.02
             Proforma

5.  Notes Receivable:

    The Company loaned $105,450 to three Directors for the exercise of Company stock options during the year (note 4b). These notes are unsecured, do not bear interest and are due on July 24, 2001.

6.  Statement of Cash Flows:

    The operating activities on the Company's statement of cash flows for three months ended August 31, 1999 and 1998 prepared under the indirect method are as follows:

    ----------------------------------------------------------------------------
                                                    1999       1998
    ----------------------------------------------------------------------------
    Net loss                                   $(114,137)  $(38,922)
    Non-cash items
      Amortization                                    78        136
      Financial and promotional consulting             -          -
    Changes in non-cash working capital          (15,560)    (3,409)
    ----------------------------------------------------------------------------
                                               $(129,619)  $(42,205)
    ----------------------------------------------------------------------------

7.  Income Taxes:

    The Company has non-capital losses available to reduce future years' income for Canadian tax purposes. Management has determined that utilizing these losses is unlikely, and therefore the benefit of which has not been recorded in the accounts of the Company. These losses expire as follows:

    ----------------------------------------------------------------------------
                                                           $ Canada
    ----------------------------------------------------------------------------
    2003                                                    159,077
    2005                                                    570,428
    2006                                                    382,035
    ----------------------------------------------------------------------------
                                                         $1,111,540
    ----------------------------------------------------------------------------

8.  Subsequent Event:

    Subsequent to May 31, 1999, the share subscriptions receivable were collected.

9.  Uncertainty due to the Year 2000 Issue:

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


      Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operations

      The short term objectives of the Company is to finalize fabrication drawings (engineering is complete and detailed design 90% complete) and subsequently build the ATH-120 harvester, complete pre-operation "lake trials", and put the machine to work.

      The Company's long term objectives are to establish a reserve base of inundated and salvage timber to ensure future stability and long term growth. Also of key importance is the commitment to continued development of the Company's technology and equipment to maintain our lead position in this emerging industry.

      Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations and anticipates that these same methods can be relied upon on an as needed basis for any future cash needs.

      The Company has basically completed its current research and development project (ATH-120) and does not have another project lined up nor planned in the immediate future. However, the Company is committed to continued development of the Company's technology and therefore the Company plans to provide for research and development on an as needed basis.

      There is no expected or planned sale of plant and/or significant equipment by the Company.

      The Company's work force is expected to remain the current level for the next twelve months.

Results Of Operations

Three Months Year-to-Date
-------------------------

     For the three months ended August 31, 1999 and August 31, 1998. Operating costs and expenses were $114,137 for the three months ended August 31, 1999 as compared to $38,932 for the same period ended August 31, 1998, an increase of $75,205 or 193%.

     Engineering expense accounted for $18,390 of the increase in operating expenses over the same three month period prior year due a step up in the Company's efforts to complete the ATH-120 harvester's engineering and detailed design. Profession fees increased $25,596 over the same three month period prior year due to legal and accounting fees incurred in preparing the documents that were required to be filed to become a fully reporting entity under the Securities Exchange Act of 1934. Wages and benefits accounted for $16,455 of the increase over the same three-month period prior year, which was due to the hiring of two field employees, in preparation of the Brazil Project. Advertising and promotion expenses for the three month period ended August 31, 1999 of $8,814 versus $0 for the same three-month period ended august 31, 1998, is a result of implementation of the Company's plan to market its harvesting services now that a Harvester is fully operational and is currently employed on a project in South America. The remaining increase in operating expenses of $5,960 for the three month period ended august 31, 1999 over the same period prior year was mainly attributable to travel expenses incurred in pursing the project opportunities in South America.

Liquidity and Capital Resources
-------------------------------

     Net cash (used) in Operating Activities for the three month period ended August 31, 1999 and 1998 was ($117,431) and ($86,316) respectively. The change in cash from operating activities was $31,115.

     Net cash used in investing activities was ($0) and ($0) for the three month period ended August 31, 1999 and 1998 respectively.

   Net cash from financing activities was $250,000 and $0 for the three month period ended August 31, 1999 and 1998 respectively, reflecting a change of $250,000.

   Foreign currency translation had an negative adjustment of $35,611 for the three month period ended August 31, 19999 versus a positive adjustment of $47,903 for the same three month period prior year, reflecting a change of $83,513.

     Net (loss) increased from a loss of $38,932 for the three month period ended August 31, 1998 to a loss of $114,137 for the three month period ended August 31, 1999, an increase of $75,205.

Year 2000 Issue
---------------

   The Company has attempted to evaluate the impact of the year 2000 issue on its business and does not expect the amounts, if any, to be expensed to be material. To date, no such costs have been expensed mainly because the Company uses proprietary software developed by the Company's CEO Gary Ackles. In addition, the Company is not set up to track the internal costs for any Y2K expenditures, and such costs, if any, would be principally the related payroll costs for time spent by office personnel. Such Y2K related payroll costs should not exceed $1,000 U.S.

   In its evaluation, the Company has completed its communication with its significant vendors and customers to determine the extent that year 2000 compliance issues of such parties may effect the Company. At this time, the Company believes that no one vendor or customer, nor can these vendors or customers in the aggregate effect the performance of the Company due to its year 2000 readiness. In addition, on an ongoing basis, the Company intents to deal only with vendors who claim to be year 2000 compliant (which is the Company's contingency plan).

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.


ITEM 2. Changes in Securities and Use of Proceeds

     A total of 26,426,336 shares of common stock, par value $.001 (the "Shares"), have been issued by the Company within one year prior to the filing of this Form 10QSB for cash or services rendered to the Company, absent registration under the Securities Act of 1933, as amended (the "Securities Act"). Part of these shares were offered pursuant to the exemption provided by Rule 504 of Regulation D (10,523,336 Shares) where such offering price in the aggregate did not exceed $1,000,000 and all purchasers were accredited investors as defined in Rule 501(a) of Regulation D, with the remaining shares offered pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering for payment of services provided by vendors and/or consultants. The Shares issued are as follows.

     In August, 1998, the Company issued 1,000,000 restricted Shares to Big Rock Marketing Group and 720,000 restricted Shares to Chelsey Technology Corp. valued at $.03 per share (a 55% discount to market) which amounted to $30,000 and $21,600 respectively as payment for public relations services rendered to the Company and represented fair value for services rendered. The shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In October, 1998, the Company issued 1,000,000 restricted Shares to Big Rock Marketing Group and 500,000 restricted Shares to P. Daoust valued at approximately $.03 per Share (approximately 50% of market value) as compensation for public relations services rendered to the Company and represented fair value for services rendered. The value was a negotiated settlement amount. The shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In November, 1998, the Company issued 1,028,000 restricted Shares to various consultants for services rendered to the Company valued at approximately $.03 per share (approximately market value and these shares represented fair value for services rendered). The shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In December, 1998, the Company issued 3,250,000 restricted shares to various consultants for public relations services rendered valued at $.03 share (approximately market value and these shares represented fair value for services rendered) per share and 240,000 restricted Shares valued at $0.146 (approximately market value which was rising and these shares represented fair value for services rendered) to Sean Ackles as compensation rendered in his position as an Officer of the Company. Mr. Ackles related services were performed in the prior year. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

    In January, 1999, the Company issued 1,350,000 restricted shares to various consultants and vendors for services and product rendered. These shares were valued at approximately $.03 per share (approximately market value and represented fair value for services rendered). These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

    In February, 1999, the Company issued 10,523,336 shares to various investors pursuant to the exemption to registration provided under Rule 504 of Regulation D of the Securities Act of 1933, as amended. These shares were sold at $.03 per share (sale price was set at approximately a 30% discount to market at the time of filing).

    In April 1999, the Company issued 3,515,000 restricted shares to various Officers of the Company who exercised options granted in February, 1999 for services rendered in their positions. These shares were valued at $.03 per share which was market value on the date the options were granted. In addition the Company also issued 3,000,000 restricted shares valued at $.10 per share to Consultants for public relations services rendered to the Company (issuance price was a negotiated settlement price). These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." (see note 4 to the financial statements).

    In May, 1999, the Company issued 500,000 restricted Shares valued at $.10 per share (price reflected market price) to a Consultant for public relations services rendered to the Company and these shares represented fair value for services rendered. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

Item 6. Exhibits and Reports on Form 8-k:

        (a)  Exhibits

             27  Financial Data Schedule

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:  AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                                 Title                     Date
------------                              --------                  -------

By:  /s/ Gary Ackles               Chief Executive Officer,    November 22, 1999
     -----------------
     Gary Ackles                   Director - Chairman



By:  /s/ Claus Wagner-Bartak       Director                    November 22, 1999
     -------------------------
     Claus Wagner-Bartak
     -------------------