Form 10QSB
period 1999-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2000-01-13
CIK 1081242

                                 FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the quarterly period ended November 30, 1999
                                             -----------------

                                       OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                                -------

                     AQUATIC CELLULOSE INTERNATIONAL CORP.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

     Nevada                                                 82-0381904
     ------                                                 ----------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                          identification number)

     3704 32nd Street, Suite 301 Vernon, B.C.               VIT 5N6
     ----------------------------------------               -------
(Address of principal executive offices)                   (Zip Code)


      Registrant's Telephone number, including area code: (800) 565-6544

--------------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                          Outstanding at
        Class of Common Stock            November 30, 1999
        ---------------------            -----------------
           $.001 par value                  36,603,985

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

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                      Aquatic Cellulose International Corp.
                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
              May 31, 1999 and November 30, 1999 (unaudited)

             Condensed Consolidated Statements of Operations
              for the three months ended November 30, 1998 (unaudited) and 1999 (unaudited)

             Condensed Consolidated Statements of Cash Flows
              for the three months ended November 30, 1998 (unaudited) and 1999 (unaudited)

             Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

  ITEM I. FINANCIAL STATEMENTS
AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEET
$ United States
May 31, 1999 and November 30, 1999
                                     ASSETS
                                     ------

                                                       May 31,     November 30,
                                                        1999          1999
                                                     -----------   ------------
                                                                    (unaudited)
Current assets
   Cash and cash equivalents                         $   100,906   $    33,919
   Accounts receivables, net                               7,734         5,244
   Share Subscriptions receivable (note 8)               250,000
   Prepaid expense
                                                     -----------   -----------

      Total current assets                               358,640        39,163

Capital Assets                                             6,226         6,224
Other Assets
                                                     -----------   -----------
    Total assets                                     $   364,866   $    45,387
                                                     -----------   -----------

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                  24,060        11,543

Shareholders' deficit

   Capital stock, (note 4)                             1,561,034     1,561,034
    Deficit accumulated during the Development stage  (1,254,793)   (1,552,051)
    Accumulated  other comprehensive income               34,565        24,861
                                                      ----------   -----------

       Total Shareholders' Deficit                       340,806        33,844

Total liabilities and stockholders' deficit          $   364,866   $    45,387
                                                     -----------   -----------

   The accompanying notes are an integral part of these financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statement of Loss and Deficit
$ United States

For the three months ended November 30, 1998 and 1999

--------------------------------------------------------------------------------------------------------------------
                                                        From Inception
                                                      (March 11, 1996 to             1999                   1998
                                                      November 30, 1999)          (Unaudited)            (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Revenue
 Timber                                                      $     3,070          $         -         $            -

Expenses
 Advertising and promotion                                        31,386                2,177                  3,000
 Amortization                                                      6,228                  339                  1,892
 Engineering design                                              155,759                    -                 20,120
 Financial and promotional consulting                            188,046                    -                      -
 Interest and bank charges                                         8,380                  566                  2,462
 Office rent                                                      21,951                1,624                  5,704
 Office                                                           64,914               34,928                  8,909
 Professional fees                                                75,724               13,557                 10,995
 Research and development                                        301,306                    -                100,435
 Shop and fabrication                                              7,024               68,824                  2,341
 Telephone                                                        40,334                1,072                 10,905
 Travel                                                          147,102               15,474                 30,738
 Vehicle and equipment leases                                     26,413                2,552                  6,723
 Wages and benefits                                              488,033               48,008                128,185
--------------------------------------------------------------------------------------------------------------------
                                                               1,562,600              183,121                332,409

Loss before other income                                      (1,559,530)            (183,121)              (332,409)

Other income:
 Interest                                                            184                    -                      -
 Foreign exchange gain                                             7,295                    -                    896
--------------------------------------------------------------------------------------------------------------------
                                                                   7,479                    -                    896
--------------------------------------------------------------------------------------------------------------------
Loss                                                         $(1,552,051)         $  (183,121)        $     (331,513)
--------------------------------------------------------------------------------------------------------------------
Basis Loss per share                                                              $     (0.01)        $        (0.02)

Diluted Loss Per Share                                                            $     (0.01)        $        (0.02)
Weighted average number of shares                                                  36,603,985             22,078,015
--------------------------------------------------------------------------------------------------------------------

          See the accompanying notes to these consolidated statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
$ United States
(Unaudited)

                 Three months ended November 30, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------
                                                From Inception
                                              (March 11, 1996 to                   1999            1998
                                               November 30, 1999)               (Unaudited)    (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Operating activities
 Cash received from timber sales                   $       3,070                $        -     $        -
 Cash received from other income                           7,479                         -            896
 Cash paid to suppliers and employees                 (1,131,981)                 (191,493)      (303,727)
-----------------------------------------------------------------------------------------------------------------------
                                                      (1,121,432)                 (191,493)      (302,831)

Financing
 Issuance of capital stock                             1,162,769                         -        275,911

Investing
 Purchase of capital assets                              (12,470)                        -              -

Foreign currency translation adjustment                    5,052                    27,548         48,431

-----------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                               33,919                  (163,945)        21,511

Cash, beginning of period                                      -                   197,864        (12,656)

-----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                $      33,919                $   33,919     $    8,855
=======================================================================================================================

  The accompanying notes are an integral part of these financial statements.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.
                       (A Development Stage Enterprise )
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                               November 30, 1999

Aquatic Cellulose International Corp. was incorporated under the laws of the State of Nevada. The Company's principal activity is the development under authority, of equipment for underwater harvesting and/or salvaging of submerged timber and the procurement of contracts for the harvest and salvage of submerged timber.

1.   Significant accounting policies:

     a)   Going concern

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

     b)   Translation of Financial Statements

          The Company's subsidiary, Aquatic Cellulose Ltd., operates in Canada and its operations are conducted in Canadian currency.

          The method of translation applied is as follows:

          i) Assets and liabilities are translated a the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.474 (1998 - $1.457).

          ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

          iii) The net adjustment arising from the translation is included in accumulated other comprehensive income.

     c)   Basis of presentation and consolidation

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

     c)   Basis of presentation and consolidation (continued)

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

     d)   Capital assets

          Capital assets are stated at cost. Amortization is provided using the following methods and annual rates, which are intended to amortize the cost of assets over their estimated useful life:

--------------------------------------------------------------------------------
Asset                                                   Method             Rate
--------------------------------------------------------------------------------
Computer equipment                           Declining balance             30%
Furniture and equipment                      Declining balance             20%
Leasehold improvements                           Straight-line             20%
--------------------------------------------------------------------------------

     e)   Start-up costs

          Costs incurred in the period prior to revenue being recognized from the sale of salvage timber are expensed as incurred. These costs include engineering design, research and development costs, shop and fabrication, and travel.

     f)   Management estimates

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

     g)   Financial instruments

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

     h)   Loss per share

          Loss per common share is calculated based on the net income and the weighted average number of shares outstanding during the year. For all years, the computation of diluted loss per share was anti dilutive, therefore, the amounts reported for basic and diluted loss were the same.

     i)   Accounting standards change

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

     The acquisition has been recorded at the estimated fair value of the consideration given which, under reverse acquisition accounting, is the net asset value of ANFMI at the date of acquisition. The acquisition details are as follows:

Net assets acquired, at book values
     Cash                                                          $ 469,611
     Receivable from related company                                 217,313
     Note payable                                                   (217,313)
     -----------------------------------------------------------------------
                                                                   $ 469,611
     -----------------------------------------------------------------------
Consideration given for net assets acquired
     -----------------------------------------------------------------------
     Common shares issued                                          $ 469,611
     -----------------------------------------------------------------------

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

3.   Capital assets:

     --------------------------------------------------------------------------------------------------
     Three Months Ended November 30,                                              1999            1998
     --------------------------------------------------------------------------------------------------
                                                             Accumulated      Net book        Net book
                                                   Cost     amortization         value           value
     --------------------------------------------------------------------------------------------------
     Computer equipment                      $    2,323       $    1,450     $     873       $   1,367
     Furniture and equipment                      4,639            1,500         3,554           4,016
     Leasehold improvements                       4,927            3,130         1,797           2,949
     --------------------------------------------------------------------------------------------------
                                             $   11,889       $    6,080     $   6,224       $   8,322
     --------------------------------------------------------------------------------------------------

4.        Capital stock:

     a)   Authorized:

               50,000,000 common shares with a par value of $0.001 per share

              10,000,000 preferred shares with a par value of $0.001 per share, issuable in series

     b)   Stock options

          ------------------------------------------------------------------------------------------------------
                              Price per      Outstanding                               Outstanding
          Expiry Date             share     May 31, 1998       Issued    Exercised    May 31, 1999
          ------------------------------------------------------------------------------------------------------
          February 22, 2004    $   0.03                -    3,515,000    3,515,000               -
          ------------------------------------------------------------------------------------------------------

          The Company applies APB Opinion No. 25 in accounting for its Stock Option Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the proforma amounts below:

          Net Loss
               As reported                                       $    295,423
               Proforma                                          $    317,300
          Loss per share
               As reported                                       $       0.02
          Proforma

5.   Notes receivable:

     The Company loaned $105,450 to three Directors for the exercise of Company stock options during the year (note 4b). These notes are unsecured, do not bear interest and are due on July 24, 2001.

6.   Statement of cash flows:

     The operating activities on the Company's statement of cash flows for three months ended November 30, 1999 and 1998 prepared under the indirect method are as follows:

     -----------------------------------------------------------------------------------------------------------------
                                                                     1999                     1998
     -----------------------------------------------------------------------------------------------------------------
     Net loss                                               $    (183,121)            $   (331,513)
     Non-cash items
          Amortization                                                339                    1,892
          Financial and promotional consulting                          -                        -
     Changes in non-cash working capital                          (22,246)                 (10,395)
     -----------------------------------------------------------------------------------------------------------------
                                                            $          (1)            $          ()
     -----------------------------------------------------------------------------------------------------------------

7.   Income taxes:

     The Company has non-capital losses available to reduce future years' income for Canadian tax purposes. Management has determined that utilizing these losses is unlikely, and therefore the benefit of which has not been recorded in the accounts of the Company. These losses expire as follows:

     -----------------------------------------------------------------------------------------------------------------
                                                                                          $ Canada
     -----------------------------------------------------------------------------------------------------------------
     2005                                                                                  159,077
     2003                                                                                  570,428
     2006                                                                                  382,035
     -----------------------------------------------------------------------------------------------------------------
                                                                                      $  1,111,540
     -----------------------------------------------------------------------------------------------------------------

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


Results of Operations

Three Months Year-to-Date
-------------------------

          For the three months ended November 30, 1999 and November 30, 1998. Operating costs and expenses were $183,121 for the three months ended November 30, 1999 as compared to $331,513 for the same period ended November 30, 1998, a decrease of $149,392 or 45%.

          Engineering expense accounted for $20,120 of the decrease in operating expenses over the same three month period prior year. Research and Development decreased $100,435 over the same three month period prior year. Wages and benefits accounted for $80,177 of the decrease over the same three-month period prior year. Travel expenses accounted for $15,264 of the decrease in operating expenses for the three month period ended November 30, 1999 over the same period prior year. These decreases were offset by and increase in shop and fabrication expense of $66,283 over the same three month period prior year.

Liquidity and Capital Resources
-------------------------------

          Net cash (used) in Operating Activities for the three month period ended November 30, 1999 and 1998 was $33,919 and $8,855 respectively. The change in cash from operating activities was $25,064.

          Net cash used in investing activities was ($0) and ($0) for the three month period ended November 30, 1999 and 1998 respectively.

          Net cash from financing activities was $0 and $275,911 for the three month period ended November 30, 1999 and 1998 respectively, reflecting a change of $275,911.

          Foreign currency translation had an adjustment of $27,548 for the three month period ended November 30, 1999 versus an adjustment of $48,431 for the same three month period prior year, reflecting a change of $20,883.

          Net (loss) decreased from a loss of $331,513 for the three month period ended November 30, 1998 to a loss of $183,121 for the three month period ended November 30, 1999, a decrease of $148,392.

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

Registrant:  AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                                 Title                       Date
---------                                 -----                       ----

By:  /s/ Gary Ackles               Chief Executive Officer,     January 13, 2000
     ---------------               Director - Chairman
     Gary Ackles


By:  /s/ Claus Wagner-Bartak       Director                     January 13, 2000
     -----------------------
     Claus Wagner-Bartak
     -----------------------