Form 10QSB
period 2000-02-29
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2000-04-19
CIK 1081242

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the quarterly period ended February 29, 2000
                                             -----------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                        Commission file number  0-21384
                                               ---------

                 AQUATIC CELLULOSE INTERNATIONAL CORP.
                 -------------------------------------
            (Exact name of registrant as specified in its charter)

Nevada                                       82-0381904
-------                                      ----------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                 identification number)

  3704 32nd Street, Suite 301   Vernon, B.C.                          VIT 5N6
  ---------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
Class of Common Stock                             February 29, 2000
---------------------                             -----------------
  $.001 par value                                    36,603,985

Transitional Small Business Disclosure Format    Yes __  No  X
                                                             -

                     Aquatic Cellulose International Corp.
                                     Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
               May 31, 1999 and February 29, 2000 (unaudited)

             Condensed Consolidated Statements of Operations
               for the three months ended February 29, 1999 (unaudited) and 2000 (unaudited)

             Condensed Consolidated Statements of Cash Flows
               for the nine months ended February 29, 1999 (unaudited) and 2000 (unaudited)

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

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

   ITEM I. FINANCIAL STATEMENTS

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

February 29, 2000 and May 31, 1999

--------------------------------------------------------------------------------
                                                       2000
                                                    (Unaudited)   1999
--------------------------------------------------------------------------------
Assets

Current assets
  Cash                                              $    16,608   $    100,906
  Accounts receivable                                   262,474          7,734
  Share subscriptions receivable                              -        250,000
--------------------------------------------------------------------------------
                                                        279,082        358,640

Capital assets (note 2)                                   6,331          6,226
--------------------------------------------------------------------------------
                                                    $   285,413   $    364,866
================================================================================

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities          $    45,027   $     24,060

Stockholders' equity
  Capital stock (note 3)                              1,561,034      1,561,034
  Deficit accumulated during the development stage   (1,350,865)    (1,254,793)
  Accumulated other comprehensive income                 30,217         34,565
--------------------------------------------------------------------------------
                                                        240,386        340,806

--------------------------------------------------------------------------------
                                                    $   285,413   $    364,866
================================================================================

See accompanying notes to financial statements

On behalf of the Board:
_____________________  Director

_____________________  Director

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)
Consolidated Statements of Loss
$ United States
For the nine months ended February 29, 2000 and February 28, 1999

---------------------------------------------------------------------------------------------
                                                                From inception
                                           (March 11, 1996)
                                         to February 29, 2000             2000         1999
                                                   (Unaudited)      (Unaudited)  (Unaudited)
---------------------------------------------------------------------------------------------
Revenue
  Timber sales                                    $   356,195         $353,125    $       -

Expenses
  Amortization                                          6,571              760        2,094
  Engineering design                                  214,216          146,768       30,825
  Selling, general and administrative               1,493,752          301,669      414,352
---------------------------------------------------------------------------------------------
                                                    1,714,539          449,197      447,271
---------------------------------------------------------------------------------------------
Loss before other income                           (1,358,344)         (96,072)    (447,271)

Other income
  Interest                                                184                -            -
  Foreign exchange gain                                 7,295                -            -
---------------------------------------------------------------------------------------------
                                                        7,479                -            -
---------------------------------------------------------------------------------------------
Loss                                              $(1,350,865)    $    (96,072) $  (447,271)
---------------------------------------------------------------------------------------------

Weighted average number of shares outstanding                       36,603,985   14,345,896

Loss per share                                                    $          -  $     (0.03)
=============================================================================================

See accompanying notes to financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statements of Earnings (Loss)
$ United States

For the three months ended February 29, 2000 and February 28, 1999

------------------------------------------------------------------------------
                                                              2000         1999
                                                       (Unaudited)  (Unaudited)
------------------------------------------------------------------------------
Revenue
   Timber sales                                       $   353,125  $         -

Expenses
   Amortization                                               343           66
   Engineering design                                      58,457        3,618
   Selling, general and administrative                     93,139       72,246
   ---------------------------------------------------------------------------
                                                          151,939       75,930
------------------------------------------------------------------------------
Earnings (loss) before other income (expense)             201,186      (75,930)

Other income (expense):
   Interest                                                     -            -
   Foreign exchange gain (loss)                                 -         (896)
   ---------------------------------------------------------------------------
                                                                -         (896)
------------------------------------------------------------------------------
Earnings (loss)                                       $   201,186  $   (76,826)
------------------------------------------------------------------------------

Weighted average number of shares outstanding          36,603,985   26,072,045

Earnings (loss) per share                             $      0.01  $         -
------------------------------------------------------------------------------


See accompanying notes to financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

For the nine months ended February 29, 2000 and February 28, 1999

-------------------------------------------------------------------------------------------------
                                                                    From inception
                                                 (March 11, 1996)
                                             to February 29, 2000             2000           1999
                                                      (Unaudited)      (Unaudited)    (Unaudited)
-------------------------------------------------------------------------------------------------
Operating activities
   Cash received from timber sales                   $   101,455        $  98,385     $        -
   Cash received from other income                         7,479                -              -
   Cash paid to suppliers and employees               (1,250,527)        (427,470)      (269,663)
   ---------------------------------------------------------------------------------------------
                                                      (1,141,593)        (329,085)      (269,663)

Financing
   Issuance of capital stock                             912,769                -        275,911
   Receipt of share subscriptions receivable             250,000          250,000              -
   ---------------------------------------------------------------------------------------------
                                                       1,162,769          250,000        275,911

Investing
   Purchase of capital assets                            (12,470)               -            (79)

Foreign currency translation adjustment                    7,902           (5,213)         2,334
------------------------------------------------------------------------------------------------
Increase (decrease) in cash                               16,608          (84,298)         8,503

Cash, beginning of period                                      -          100,906         25,747

------------------------------------------------------------------------------------------------
Cash, end of period                                  $    16,608        $  16,608     $   34,250
------------------------------------------------------------------------------------------------

Non-cash financing and investing activities (note 4)

See accompanying notes to financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)
Consolidated Statement of Stockholders' Equity and Comprehensive Income $ United States
For the nine months ended February 29, 2000

------------------------------------------------------------------------------------------------------------------
                                                                            Deficit
                                                                        Accumulated      Accumulated
                                                    Capital Stock        During the            Other          Total
                                               ----------------------
                                                  Number                Development    Comprehensive   Stockholders
                                               of Shares       Amount      Stage              Income         Equity
------------------------------------------------------------------------------------------------------------------
ACIC
 ANFMI balance, May 31, 1997                     145,649  $    60,626   $  (279,524)   $       2,759   $   (216,139)
 Issued for cash                               4,974,351      469,611             -                -        469,611
 ------------------------------------------------------------------------------------------------------------------
 ANFMI balance, July 12, 1997, prior
  to business combination with ACL             5,120,000      530,237      (279,524)           2,759        253,472
 Adjustment to record business
  combination
  Reduction in the book value of
   ANFMI's share capital
   to that of ACL                                      -     (458,254)            -                -       (458,254)
 ------------------------------------------------------------------------------------------------------------------
                                               5,120,000       71,983      (279,524)           2,759       (204,782)
 Shares of ANFMI issued to
  acquire shares of ACL (above)
  recorded at the carrying value of
  AMFMI net assets                             4,732,800      469,611             -                -        469,611
-------------------------------------------------------------------------------------------------------------------
ACIC balance, July 12, 1997,
 after business combination                    9,852,800      541,594      (279,524)           2,759        264,829
Issued during the period from
 July 13, 1997 to May 31, 1998:
 Conversion of note payable to
  common shares                                  300,000      195,776             -                -        195,776
  Issued for cash                                 24,849        2,295             -                -          2,295
-------------------------------------------------------------------------------------------------------------------
                                              10,177,649      739,665      (279,524)           2,759        462,900
Comprehensive income:
 Loss                                                  -            -      (491,800)               -       (491,800)
 Foreign currency translation adjustment               -            -             -           30,509         30,509
Comprehensive income (loss)                            -            -      (491,800)          30,509       (461,291)
-------------------------------------------------------------------------------------------------------------------

ACIC balance, May 31, 1998                    10,177,649      739,665      (771,324)          33,268          1,609
Issued for cash                               14,113,336      383,323             -                -        383,323
Issued upon exercise of options                3,515,000      105,450             -                -        105,450
Issued for services                            6,798,000      188,046             -                -        188,046
Subscribed shares                              2,000,000      250,000             -                -        250,000
Notes receivable                                       -     (105,450)            -                -       (105,450)
-------------------------------------------------------------------------------------------------------------------
                                              26,426,336      821,369             -                -        821,369
Comprehensive income:
 Loss                                                  -            -      (483,469)               -       (483,469)
 Foreign currency translation adjustment               -            -             -            1,297          1,297
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                            -            -      (483,469)           1,297       (482,172)
-------------------------------------------------------------------------------------------------------------------

ACIC balance, May 31, 1999                    36,603,985    1,561,034    (1,254,793)          34,565        340,806
Comprehensive income:
 Loss                                                  -            -       (96,072)               -        (96,072)
 Foreign currency translation adjustment               -            -             -           (4,348)        (4,348)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                            -            -       (96,072)          (4,348)      (100,420)
-------------------------------------------------------------------------------------------------------------------
ACIC balance, February 29, 2000               36,603,985  $ 1,561,034   $(1,350,865)   $      30,217   $    240,386
-------------------------------------------------------------------------------------------------------------------

Refer to note 1c) for basis of presentation and consolidation.
AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
$ United States

--------------------------------------------------------------------------------

Aquatic Cellulose International Corp. was incorporated under the laws of the State of Nevada. The Company's principal activity is the development under authority, of equipment for underwater harvesting and/or salvaging of submerged timber and the procurement of contracts for the harvest and salvage of submerged timber.

1.   Significant accounting policies:

     a)   Going concern


     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. As at February 29, 2000, the Company, as a development stage company, has suffered recurring losses and negative cash flow from operations, conditions that raise significant doubt about the Company's ability to continue as a going concern. Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable.

     b)   Translation of Financial Statements

          The Company's subsidiary, Aquatic Cellulose Ltd., operates in Canada and its operations are conducted in Canadian currency.

          The method of translation applied is as follows:

          i) Assets and liabilities are translated a the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.4496 (May 31, 1999 -US $1.00 per Cdn $1.474).

          ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

          iii) The net adjustment arising from the translation is included in accumulated other comprehensive income.

     c)   Basis of presentation and consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Aquatic Cellulose Ltd.

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
$ United States

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     c)   Basis of presentation and consolidation (continued)

          Effective July 12, 1997, the Company completed the acquisition of 100% of the outstanding common shares of Aquatic Cellulose Ltd. ("ACL"). As ACL shareholders obtained effective control of the Company through the exchange of their shares of ACL for shares of the Company, the acquisition of ACL has been accounted for in these consolidated financial statements as a reverse acquisition. Consequently, the figures for the period from inception to February 29, 2000 presented in the consolidated statements of loss and deficit and cash flows and the figures in the consolidated statement of stockholders' equity and comprehensive income are those of ACL, the legal subsidiary, together with those of ANFMI from July 12, 1997 in accordance with generally accepted accounting principles for reverse acquisitions. Effective November 10, 1997, the Company changed it's name from ANFMI to Aquatic Cellulose International Corp. ("ACIC").

     d)   Capital assets

          Capital assets are recorded at cost. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of assets over their estimated useful life:

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
          ----------------------------------------------------------------------

     e)   Revenue recognition

          The Company recognizes revenue from the harvesting of salvage timber at the point in time when the actual sale has been completed for the recovered timber.

     f)   Start-up costs

          Costs incurred in the period prior to revenue being recognized from the sale of salvage timber are expensed as incurred. These costs include engineering design, research and development costs, shop and fabrication, and travel.

     g)   Management estimates

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

     h)   Financial instruments

          The fair values of the Company's cash, accounts and share subscriptions receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
$ United States

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     i)   Earnings (loss) per share

          Earnings (loss) per common share is calculated based on the net income and the weighted average number of shares outstanding during the period. For all periods, the computation of diluted earnings (loss) per share was anti dilutive, therefore, the amounts reported for basic and diluted earnings (loss) per share were the same.

     j)   Income taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards are available future tax deductions

          Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.

     k)   Commitments and contingencies

          Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties which are probable of realization are separately recorded, and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."

     l)   Accounting standards change

          In June, 1998, the Financial Accounting Standards board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement is not expected to have a significant impact on our results of operations or financial position.

2.   Capital assets:

     ---------------------------------------------------------------------------
                                                                2000      1999
     ---------------------------------------------------------------------------
                                               Accumulated  Net book  Net book
                                        Cost  amortization     value     value
     ---------------------------------------------------------------------------
     Computer equipment              $ 2,361        $1,378    $  983    $  967
     Furniture and equipment           4,717         1,372     3,345     3,290
     Leasehold improvements            5,010         3,007     2,003     1,969
     ---------------------------------------------------------------------------
                                     $12,088        $5,757    $6,331    $6,226
     ---------------------------------------------------------------------------

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
$ United States

--------------------------------------------------------------------------------

3.   Capital stock:

     The Company's authorized capital stock consists of:

          50,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share, issuable in series

4.   Statement of cash flows:

     The cash flow from operations on the Company's statement of cash flows prepared under the indirect method for the nine months ended February 29, 2000 and February 28, 1999 are as follows:

     ---------------------------------------------------------------------------
                                                            2000         1999
                                                      (Unaudited)  (Unaudited)
     ---------------------------------------------------------------------------
     Net loss                                          $ (96,072)   $(447,271)
     Non-cash items
        Amortization                                         760        2,094
        Financial and promotional consulting                   -      169,241
     Changes in non-cash working capital
        (Increase) decrease in accounts receivable      (254,740)      10,509
        Increase (decrease) in accounts payable           20,967       (4,236)
      --------------------------------------------------------------------------
                                                       $(329,085)   $(269,663)
      --------------------------------------------------------------------------

     There were no non-cash financing or investing activities for the nine months ended February 29, 2000. During the nine months ended February 28, 1999, the Company issued shares in exchange for services amounting to $169,241.

5.   Income taxes:

     The Company has non-capital losses available to reduce future years' income for Canadian tax purposes. Management has determined that utilizing these losses is unlikely, and therefore the benefit of which has not been recorded in the accounts of the Company. These losses expire as follows:

--------------------------------------------------------------------------------
                                                            $ Canada
--------------------------------------------------------------------------------
     2003                                                   159,077
     2005                                                   570,428
     2006                                                   382,035
--------------------------------------------------------------------------------
                                                         $1,111,540
--------------------------------------------------------------------------------

6.   Comparative figures:


     Certain of the comparative figures have been restated to conform with the presentation adopted in the current year.


     Item 2.   Management's Discussion and Analysis or Plan of Operation

Plan of Operations

     The short term objectives of the Company are the following:

     1. Continue expansion of the Brazilian project. This expansion will require additional equipment and labor plus training and support. Implementation of these items have already started.

     2.   Seek out and develop key alliances, acquisitions and joint ventures.

     3. Establish new lumber markets, especially with respect to rare and exotic species.

     4. Expand international operations to a third continent to further elevate company awareness and for more rapid revenue growth.

     5. To complete the pre-operation trials of the ATH-120 harvester, begin its mass production and place these machines into operation.

     The Company's long term objectives are as follows:

     1. To increase lumber reserves to a level that will allow indefinite sustainability and long term growth.

     2. To continue on going upgrades of the patented robotic technology in order to maintain and improve its dominant position in this rapidly emerging industry.

          Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

          The Company is committed to continue improving the technology and therefore, plans to continue upgrades of the revoluntionary harvesting system and support equipment.

          There is no expected or planned sale of plant and/or significant equipment by the Company.

          The Company's work force is expected to remain the current level for the next twelve months.

Results of Operations

Three Months Year-to-Date
-------------------------

     The Company had revenue of $353,125 for the year three months ended February 29, 2000 as compared to no revenue for the prior year ended February 28, 1999. This revenue was derived from the Brazil project. Operating costs and expenses were $151,939 for the three months ended February 29, 2000 as compared to $75,930 for the same period ended February 28, 1999, an increase of $76,009 or 100%.

     Engineering expense accounted for $54,839 of the increase in operating expenses over the same three months period prior year. This increase in engineering expense relates to the upgrading of downstream infrastructure being used to support the harvesting of the Brazil project. Selling, general and administrative increased $20,893 over the same three months period prior year. This increase was a result of increased consulting expenses relating to the Brazilian project.

Liquidity and Capital Resources
-------------------------------

     Net cash (used) in Operating Activities for the nine months period ended February 29, 2000 and 1999 was $(329,085) and ($269,663) respectively.

     Net cash used in investing activities was $0 and $(79) for the three months period ended February 29, 2000 and 1999 respectively.

     Net cash from financing activities was $250,000 and $275,911 for the three months period ended February 29, 2000 and 1999 respectively, reflecting a change of $(25,911).

     Foreign currency translation had an adjustment of $(5,213) for the three months period ended February 29, 2000 versus an adjustment of $2,334 for the same three-month period prior year, reflecting a change of $(7,547).

     Net (loss) decreased from a loss of $(76,826) for the three months period ended February 29, 1999 to a loss of $201,186 for the three months period ended February 29, 2000, an increase of $278,012.

Year 2000 Issue
---------------

     The Company experienced no impact from the year 2000 issue on its business.


                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. Changes in Securities and Use of Proceeds

     A total of 36,603,985 shares of common stock, par value $.001 (the "Shares"), have been issued by the Company within one year prior to the filing of this Form 10QSB for cash or services rendered to the

Company, absent registration under the Securities Act of 1933, as amended (the "Securities Act"). Part of these shares were offered pursuant to the exemption provided by Rule 504 of Regulation D (10,523,336 Shares) where such offering price in the aggregate did not exceed $1,000,000 and all purchasers were accredited investors as defined in Rule 501(a) of Regulation D, with the remaining shares offered pursuant to the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering for payment of services provided by vendors and/or consultants. The Shares issued are as follows.

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

     In April 1999, the Company issued 3,515,000 restricted shares to various Officers of the Company who exercised options granted in February, 1999 for services rendered in their positions. These shares were valued at $.03 per share, which was market value on the date the options were granted. In addition the Company also issued 3,000,000 restricted shares valued at $.10 per share to Consultants for public relations services rendered to the Company (issuance price was a negotiated settlement price). These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." (see note 4 to the financial statements).

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

Registrant: AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                            Title                   Date
---------                            -----                   ----


By: /s/ Gary Ackles           Chief Executive Officer,   April 19, 2000
    ---------------
    Gary Ackles               Director - Chairman



By: /s/ Claus Wagner-Bartak   Director                   April 19, 2000
    -----------------------
    Claus Wagner-Bartak
    -------------------