Form 10QSB/A
period 2000-02-29
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2000-04-21
CIK 1081242

                                FORM 10-QSB/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
                                                -------

                  AQUATIC CELLULOSE INTERNATIONAL CORP.
                  -------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                      82-0381904
------------------                          -------------
(State or other jurisdiction of             (I.R.S. employer
incorporation or organization)              identification number)

  3704 32nd Street, Suite 301 Vernon, B.C.                VIT 5N6
  ------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

Transitional Small Business Disclosure Format    Yes ______  No  X
                                                                ---

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

SIGNATURES


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

   ITEM I.     FINANCIAL STATEMENTS
AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Balance Sheets
$ United States

February 29, 2000 and May 31, 1999

-------------------------------------------------------------------------------
                                                             2000
                                                       (Unaudited)         1999
-------------------------------------------------------------------------------
Assets

Current assets
  Cash                                                $    16,608   $   100,906
  Accounts receivable                                     262,474         7,734
  Share subscriptions receivable                                -       250,000
  -----------------------------------------------------------------------------
                                                          279,082       358,640

Capital assets (note 2)                                     6,331         6,226
-------------------------------------------------------------------------------
                                                      $   285,413   $   364,866
-------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued liabilities            $    45,027   $    24,060

Stockholders' equity
  Capital stock (note 3)                                1,561,034     1,561,034
  Deficit accumulated during the development stage     (1,350,865)   (1,254,793)
  Accumulated other comprehensive income                   30,217        34,565
  -----------------------------------------------------------------------------
                                                          240,386       340,806

-------------------------------------------------------------------------------
                                                      $   285,413   $   364,866
-------------------------------------------------------------------------------

See accompanying notes to financial statements



On behalf of the Board:

_____________________  Director

_____________________  Director

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statements of Loss
$ United States

For the nine months ended February 29, 2000 and February 28, 1999

---------------------------------------------------------------------------------------
                                            From inception
                                           (March 11, 1996)
                                         to February 29, 2000         2000         1999
                                                   (Unaudited)  (Unaudited)  (Unaudited)
---------------------------------------------------------------------------------------
Revenue
  Timber sales                                    $   356,195  $   353,125    $       -

Expenses
  Amortization                                          6,571          760        2,094
  Engineering design                                  214,216      146,768       30,825
  Selling, general and administrative               1,493,752      301,669      414,352
---------------------------------------------------------------------------------------
                                                    1,714,539      449,197      447,271

---------------------------------------------------------------------------------------
Loss before other income                           (1,358,344)     (96,072)    (447,271)

Other income
  Interest                                                184            -            -
  Foreign exchange gain                                 7,295            -            -
  -------------------------------------------------------------------------------------
                                                                     7,479            -

---------------------------------------------------------------------------------------
Loss                                              $(1,350,865) $   (96,072) $  (447,271)
---------------------------------------------------------------------------------------
Weighted average number of shares outstanding                   36,603,985   14,345,896

Loss per share                                                 $         -  $     (0.03)
---------------------------------------------------------------------------------------

See accompanying notes to financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statements of Earnings (Loss)
$ United States

For the three months ended February 29, 2000 and February 28, 1999

--------------------------------------------------------------------------------
                                                       2000         1999
                                                 (Unaudited)  (Unaudited)
--------------------------------------------------------------------------------
Revenue
  Timber sales                                  $   353,125  $         -

Expenses
  Amortization                                          343           66
  Engineering design                                 58,457        3,618
  Selling, general and administrative                93,139       72,246
  ------------------------------------------------------------------------------
                                                    151,939       75,930

--------------------------------------------------------------------------------
Earnings (loss) before other income (expense)       201,186      (75,930)

Other income (expense):
  Interest                                                -            -
  Foreign exchange gain (loss)                            -         (896)
  ------------------------------------------------------------------------------
                                                          -         (896)

--------------------------------------------------------------------------------
Earnings (loss)                                 $   201,186  $   (76,826)
--------------------------------------------------------------------------------

Weighted average number of shares outstanding    36,603,985   26,072,045

Earnings (loss) per share                       $      0.01  $         -
================================================================================

See accompanying notes to financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
$ United States

For the nine months ended February 29, 2000 and February 28, 1999

----------------------------------------------------------------------------------------------
                                                      From inception
                                                    (March 11, 1996)
                                                to February 29, 2000         2000         1999
                                                         (Unaudited)  (Unaudited)  (Unaudited)

----------------------------------------------------------------------------------------------
Operating activities
  Cash received from timber sales                       $   101,455    $  98,385   $        -
  Cash received from other income                             7,479            -            -
  Cash paid to suppliers and employees                   (1,250,527)    (427,470)    (269,663)
  -------------------------------------------------------------------------------------------
                                                         (1,141,593)    (329,085)    (269,663)

Financing
  Issuance of capital stock                                 912,769            -      275,911
  Receipt of share subscriptions receivable                 250,000      250,000            -
  -------------------------------------------------------------------------------------------
                                                          1,162,769      250,000      275,911

Investing
  Purchase of capital assets                                (12,470)           -          (79)

Foreign currency translation adjustment                       7,902       (5,213)       2,334
---------------------------------------------------------------------------------------------
Increase (decrease) in cash                                  16,608      (84,298)       8,503

Cash, beginning of period                                         -      100,906       25,747

---------------------------------------------------------------------------------------------
Cash, end of period                                     $    16,608    $  16,608    $  34,250
=============================================================================================

Non-cash financing and investing activities (note 4)

See accompanying notes to financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity and Comprehensive Income $ United States

For the nine months ended February 29, 2000

------------------------------------------------------------------------------------------------------------------
                                                                           Deficit
                                                                       Accumulated     Accumulated
                                                   Capital Stock        During the           Other          Total
                                              -----------------------
                                                Number                 Development   Comprehensive   Stockholders
                                              of Shares     Amount           Stage          Income         Equity
-----------------------------------------------------------------------------------------------------------------
ACIC
 ANFMI balance, May 31, 1997                     145,649  $   60,626   $  (279,524)      $   2,759      $(216,139)
 Issued for cash                               4,974,351     469,611             -               -        469,611
 ----------------------------------------------------------------------------------------------------------------
 ANFMI balance, July 12, 1997, prior
   to business combination with ACL            5,120,000     530,237      (279,524)          2,759        253,472
 Adjustment to record business
   combination
   Reduction in the book value of
     ANFMI's share capital
     to that of ACL                                    -    (458,254)            -               -       (458,254)
 ----------------------------------------------------------------------------------------------------------------
                                               5,120,000      71,983      (279,524)          2,759       (204,782)

 Shares of ANFMI issued to
   acquire shares of ACL (above)
    recorded at the carrying value of
   AMFMI net assets                            4,732,800     469,611             -               -        469,611
 ----------------------------------------------------------------------------------------------------------------
 ACIC balance, July 12, 1997,
   after business combination                  9,852,800     541,594      (279,524)          2,759        264,829

 Issued during the period from
   July 13, 1997 to May 31, 1998:
   Conversion of note payable to
     common shares                               300,000     195,776             -               -        195,776
     Issued for cash                              24,849       2,295             -               -          2,295
 ----------------------------------------------------------------------------------------------------------------
                                              10,177,649     739,665      (279,524)          2,759        462,900
 Comprehensive income:
   Loss                                                -           -      (491,800)              -       (491,800)
   Foreign currency translation adjustment             -           -             -          30,509         30,509
 Comprehensive income (loss)                           -           -      (491,800)         30,509       (461,291)
 ----------------------------------------------------------------------------------------------------------------
 ACIC balance, May 31, 1998                   10,177,649     739,665      (771,324)         33,268          1,609

 Issued for cash                              14,113,336     383,323             -               -        383,323
 Issued upon exercise of options               3,515,000     105,450             -               -        105,450
 Issued for services                           6,798,000     188,046             -               -        188,046
 Subscribed shares                             2,000,000     250,000             -               -        250,000
 Notes receivable                                      -    (105,450)            -               -       (105,450)
 ----------------------------------------------------------------------------------------------------------------
                                              26,426,336     821,369             -               -        821,369
 Comprehensive income:
   Loss                                                -           -      (483,469)              -       (483,469)
   Foreign currency translation adjustment             -           -             -           1,297          1,297
 ----------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                           -           -      (483,469)          1,297       (482,172)
 ----------------------------------------------------------------------------------------------------------------
 ACIC balance, May 31, 1999                   36,603,985   1,561,034    (1,254,793)         34,565        340,806

 Comprehensive income:
   Loss                                                -           -       (96,072)              -        (96,072)
 ----------------------------------------------------------------------------------------------------------------
   Foreign currency translation adjustment             -           -            -           (4,348)        (4,348)
 ----------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                           -                   (96,072)         (4,348)      (100,420)
 ----------------------------------------------------------------------------------------------------------------
 ACIC balance, February 29, 2000              36,603,985  $1,561,034   $(1,350,865)      $  30,217      $ 240,386
 ----------------------------------------------------------------------------------------------------------------

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

     b)  General

         The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended May 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

     c)  Translation of Financial Statements

         The Company's subsidiary, Aquatic Cellulose Ltd., operates in Canada and its operations are conducted in Canadian currency.

         The method of translation applied is as follows:

         i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.4496 (May 31, 1999 - US $1.00 per Cdn $1.474) .

         ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

         iii) The net adjustment arising from the translation is included in accumulated other comprehensive income.

     d)  Basis of presentation and consolidation

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

    d)  Basis of presentation and consolidation (continued)

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

    e)  Capital assets

        Capital assets are recorded at cost. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of assets over their estimated useful life:

        -----------------------------------------------------------
        Asset                                 Method    Rate
        -----------------------------------------------------------
        Computer equipment         Declining balance     30%
        Furniture and equipment    Declining balance     20%
        Leasehold improvements         Straight-line     20%
        -----------------------------------------------------------

    f)  Revenue recognition

        The Company recognizes revenue from the harvesting of salvage timber at the point in time when the actual sale has been completed for the recovered timber.

    g)  Start-up costs

        Costs incurred in the period prior to revenue being recognized from the sale of salvage timber are expensed as incurred. These costs include engineering design, research and development costs, shop and fabrication, and travel.

    h)  Management estimates

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

    i)  Financial instruments

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

     j)  Earnings (loss) per share

         Earnings (loss) per common share is calculated based on the net income and the weighted average number of shares outstanding during the period. For all periods, the computation of diluted earnings (loss) per share was anti dilutive, therefore, the amounts reported for basic and diluted earnings (loss) per share were the same.

     k)  Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards are available future tax deductions

         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.

     l)  Commitments and contingencies

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

     m)  Accounting standards change

         In June, 1998, the Financial Accounting Standards board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this statement is not expected to have a significant impact on our results of operations or financial position.

2.   Capital assets:

     =========================================================================
                                                                2000      1999
     -------------------------------------------------------------------------
                                               Accumulated  Net book  Net book
                                        Cost  amortization     value     value
     -------------------------------------------------------------------------
     Computer equipment              $ 2,361        $1,378    $  983    $  967
     Furniture and equipment           4,717         1,372     3,345     3,290
     Leasehold improvements            5,010         3,007     2,003     1,969
     -------------------------------------------------------------------------
                                     $12,088        $5,757    $6,331    $6,226
     =========================================================================

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

     The Company's authorized capital stock consists of:

        50,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share, issuable in series

4.   Statement of cash flows:

     The cash flow from operations on the Company's statement of cash flows prepared under the indirect method for the nine months ended February 29, 2000 and February 28, 1999 are as follows:

  -------------------------------------------------------------------------
                                                         2000         1999
                                                   (Unaudited)  (Unaudited)
  -------------------------------------------------------------------------
     Net loss                                       $ (96,072)   $(447,271)

     Non-cash items
        Amortization                                      760        2,094
        Financial and promotional consulting                -      169,241

     Changes in non-cash working capital
        (Increase) decrease in accounts receivable   (254,740)      10,509
        Increase (decrease) in accounts payable        20,967       (4,236)
  -------------------------------------------------------------------------
                                                    $(329,085)   $(269,663)
  =========================================================================

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

5.   Income taxes:

     The Company has non-capital losses available to reduce future years' income for Canadian tax purposes. Management has determined that utilizing these losses is unlikely, and therefore the benefit of which has not been recorded in the accounts of the Company. These losses expire as follows:

     ------------------------------------------------------
                                                   $ Canada
     ------------------------------------------------------
     2003                                           159,077
     2005                                           570,428
     2006                                           382,035
     ------------------------------------------------------
                                                 $1,111,540
     ======================================================

6.   Comparative figures:

     Certain of the comparative figures have been restated to conform with the presentation adopted in the current year.

     Item 2.       Management's Discussion and Analysis or Plan of Operation

Plan of Operations

     The short-term objectives of the Company are the following:

     1. Continue expansion of the Brazilian harvesting project. This expansion will require additional equipment and labor plus training and support. Implementation of these items have already started.
     2.    Seek out and develop key alliances, acquisitions and joint ventures.
     3. Establish new lumber markets, especially with respect to rare and exotic species.
     4.    Expand international operations to a third continent.
     5. To complete the pre-operation trials of the ATH-120 harvester, begin its mass production and place these machines into operation.

     The Company's long-term objectives are as follows:

     1. To increase lumber reserves to a level that will provide for future revenues and long term growth.
     2.    To continue upgrades of the patented robotic technology.

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

Results of Operations

Three Months Year-to-Date
-------------------------

     The Company had revenue of $353,125 for the three months and nine months ended February 29, 2000 as compared to no revenue for the three months and nine months ended February 28, 1999. This revenue was derived from the Brazil harvesting project. Operating costs and expenses were $151,939 for the three months ended February 29, 2000 as compared to $75,930 for the same period ended February 28, 1999, an increase of $76,009 or 100%.

     Engineering expense accounted for $54,839 of the increase in operating expenses over the same three months period in the prior year. This increase in engineering expense relates to the upgrading of downstream infrastructure being used to support the harvesting of the Brazil project. Selling, general and administrative increased $20,893 over the same three months period prior year. This increase was a result of increased consulting expenses relating to the Brazilian project.

Liquidity and Capital Resources
-------------------------------

     Net cash (used) in Operating Activities for the nine months ended February 29, 2000 and 1999 was $(329,085) and ($269,663) respectively.

     Net cash used in investing activities was $0 and $(79) for the nine months ended February 29, 2000 and 1999 respectively.

     Net cash from financing activities was $250,000 and $275,911 for the nine months ended February 29, 2000 and 1999 respectively, reflecting a change of $(25,911).

     Foreign currency translation had an adjustment of $(5,213) for the nine months ended February 29, 2000 versus an adjustment of $2,334 for the same nine-month period in the prior year, reflecting a change of $(7,547).

     Net (loss) decreased from a loss of $(447,271) for the nine months ended February 29, 1999 to a loss of ($96,072) for the nine months ended February 29, 2000, an decrease of $351,199.

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


ITEM 2. Changes in Securities and Use of Proceeds

     A total of 26,426,336 shares of common stock, par value $.001 (the "Shares"), have been issued by the Company since May 31, 1998 for cash or services rendered to the Company, absent registration under the Securities Act
of 1933, as amended (the "Securities Act").   Part of these shares were offered
pursuant to the exemption provided by Rule 504 of Regulation D (10,523,336 Shares) where such offering price in the aggregate did not exceed $1,000,000 and all purchasers were accredited investors as defined in Rule 501(a) of Regulation D, with the remaining shares offered pursuant to the exemption provided by
Section 4(2) of the

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

           (a)  Exhibits

                27  Financial Data Schedule (Previously Filed)

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

Registrant:  AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                           Title                   Date
---------                           -----                   ----


By:  /s/ Gary Ackles          Chief Executive Officer,    April 20, 2000
     ---------------
     Gary Ackles              Director - Chairman



By:  /s/ Claus Wagner-Bartak  Director                    April 20, 2000
     -----------------------
     Claus Wagner-Bartak
     -------------------