Form 10KSB
period 1999-12-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2000-08-28
CIK 1081242

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

     (MarkOne)
     [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1999.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                        Commission file number 0-27063

                     AQUATIC CELLULOSE INTERNATIONAL CORP.
            -------------------------------------------------------
                (Name of small business issuer in its charter)

         Nevada                                   82-0381904
----------------------------            ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3704 32/nd/ Street, Suite 301 Vernon, BC                 VIT  5N6
(Address of principal executive offices)
(Zip Code)

Registrant's Telephone number, including area code: (800) 565-6544
                                                    --------------

Securities registered under 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Act:    Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The issuer had revenues of $353,125 for the fiscal year ended May 31, 2000.

The aggregate market value of the voting stock held by non-affiliates on May 31, 2000 was approximately $22,699,384 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of May 31, 2000, 37,425,985 shares of the issuer's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. General Registration on Form 10-SB12G filed on November 02, 1999;
2. Registration on Form SB-2 filed on August 21, 2000. File NO: 333-44184

                                    PART I

ITEM 1.   Description of Business


AQUATIC CELLULOSE INTERNATIONAL CORP.

     Aquatic Cellulose International Corp. ("the Company") is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1997.

     Located in Vernon, British Columbia, Canada, our Company is a forest-based company focusing on what was once considered a lost resource. That resource is submerged timber. AQCI has in place the processes and equipment necessary to access and recover this valuable resource. This submerged timber is still of excellent quality and can be used for plywood, sawn lumber, and a wide variety of wood fiber processes. Our Company's principal activity is the development of equipment for underwater harvesting, procurement of contracts for the salvage and harvest of submerged timber and the harvesting and salvaging of submerged timber.

     Our Company harvests trees with a surface mounted robotic arm that has the ability to reach under water, extract a targeted submerged tree and bring it to the surface. This submerged timber is preserved by the water and is of excellent quality making it attractive to be used for plywood, sawn lumber (i.e. lumber used for constructing buildings) special cuts for fine furniture building plus a wide variety of other wood fiber processes such as chipping to create OSB plywood (chip board) or processed for the pulp and paper industry.

     Our Company uses a simple but effective way to obtain timber and the rights to harvest timber in Canada and the United States. First, our Company researches a potential site to insure sufficient timber is recoverable to warrant an on-site visit. Next, our Company travels to the site for more extensive evaluations of the timber reserve. If the reserve is adequate, our Company meets with the local government officials to determine the ownership of the wood reserve. In most cases, once the wood has sunk to the bottom of the water location, the local government takes ownership of the wood to insure that all environmental concerns are addressed. Once ownership is determined, our Company applies for an appropriate salvage permit.

     Obtaining timber and the rights to harvest in foreign countries is approached slightly differently. In this case our Company first meets with all appropriate government officials to receive approval from the host country to evaluate its inundated forests. Once received our Company evaluates the target site to insure sufficient volume of timber. Finally our Company forms a strategic alliance in the applicable country with a partner chosen for their ability to implement the project, operate the project on an on going basis and put in place the down stream infrastructure to process the timber.

     It is our Company management's belief that there is pressure to reduce the consumption of land base timber. We believe our Company is strategically positioned by being able to access and supply a unique alternate wood source. Another plus is that our Company has entered into a segment of the industry with minimal competition.

     Our Company also offers a unique method of harvesting timber. Presently submerged forests are harvested by divers using hand-operated equipment which poses a high risk of injury to the divers plus this method has a slow wood recovery rate (8 to ten trees per day recovered). Our Company, with its harvester, offers a method of wood recovery that has a higher rate of recovery, is cost effective and is a safer method of wood recovery not requiring divers.

     This industry consists of two primary sources of underwater timber. The first is standing timber that has been inundated (flooded) as a result of a dam construction (hydroelectric or otherwise). These standing trees are submerged as the water level behind a dam rises, preserving them and preventing degradation of the wood quality. The second is salvage timber. This source consists of those trees that have already been cut and have sunk to the bottom of the waterway en route to a mill or load out area. The Company's management estimates that in general 17% of the logs en route by water to a mill or load out area, sink to the bottom of the waterway before reaching their destination.

     Inundated or salvage timber is viable for all types of finished product production including paper. Furthermore, logs in deep, fresh water are not subject to rot as bacteria requiring oxygen are not present, thus though there may be some slight discoloration, the structural integrity of sunken wood is sound. Also, in its travels to South America, our Management observed that submerged hardwoods in the Amazon are currently being used in the production of both plywood and sawn lumber.

     Our Company has investigated underwater forests and salvage timber in Canada, the United States, and Central and South America. In addition to confirming the quality and location of the submerged forest, our Company also completed a physical examination of standing timber in reservoirs such as Ootsa Lake in B.C. and salvage timber in waterways such as Lake Superior. The wood examined was in excellent condition and suitable for harvest and processing. Our Company has also done on-sight evaluations of the Tucurui and Balbina reservoirs in Brazil. The Tucurui reservoir, located in the northern interior of Brazil, was created in 1984. When the reservoir filled, it covered over 100,000 hectares of old growth rain forest. Local plywood and lumber producers have harvested trees from these reservoir using divers. The wood recovered was found to be excellent for processing, however, this recovery process was found to be slow and inefficient and represented a significant danger to the workers due to the inherent dangers associated with manually cutting trees using scuba divers.

     Presently there is not one operation existing that can consistently and systematically harvest or collect trees under water on a large scale, commercially viable basis. Furthermore, not one company has focused on the international market place. Existing operations typically focus on specific lakes with no stated plan to move outside of their home territory.

     Our Company's Management and contracted technical staff in investigating the world market potential for our Company's service have viewed significant submerged timber resources and inundated forests in South and Central American, the United States, Canada and South East Asia. In addition, in our Company management's opinion, declining timber supply is one of the biggest threats to the forest industry. We intend to be the company that supplements that source of timber.

     Additionally, timber supplies are declining internationally, especially in tropical countries with precious hard woods. In our Company's travels to South America, information was communicated to our management that the governments of its developing countries are experiencing pressure to reduce the amount of rain forest that is harvested each year. Aquatic Cellulose International Corp offers an environmentally sound method of retrieving this lost resource as well as offering a product that will be accepted as an alternative to harvesting the shrinking rain forest.

     Our Company's timber harvesting system utilizes three technological innovations. The first is the harvesting system uses a camera system with "vision enhancement". The camera system utilizes low lux digitally enhanced optics (the ability to capture visual images in low light places) and lighting which provides real time continuous surveillance of all underwater operations, even in turbid water conditions. This camera is readily available from Sony dealers throughout the world.

     The second technology is the "Robotically Controlled Arms and Heads". Our Company has software that transforms individual arm and head joint position feed back data into an accurate real time graphical image. This software is operated on a system of two Intel Pentium based computers that are networked together (the software is copyrighted by Gary Ackles.). Additionally, a true three-axis robotic control of the arm position and head functions are incorporated. There is a patent for the use of this visually enhanced robotically controlled arm in the recovery of submerged timber. The patent number is 6,024,145, effective date of 2/15/00, and belongs to our Company's president, Mr. Gary Ackles.

     The third feature is "Sonar Imaging". The visual range provided by this vision system is extended by three separate but complementary systems. The first system is the bottom scan which gives the profile of the submerged terrain plus the depth and distance between the head and the targets. The second system, the polar sector scan, is an uninterrupted 360 degree sweep of the harvesting area and provides the operator with a continuous overview of all trees in the harvest area including a "nest tree" location data. The third system is a state of the "real time" sonar, which rotates with the harvester head allowing the operator to target and capture individual trees.

     All three technologies were incorporated in the development and construction of a fully functional unit for log salvage operations called the ATH-60. In the fall of 1998, the ATH-60 performed a project on Monty Lake, Southern Interior of Central British Columbia, Canada, in the recovery of sunken timber. The project was a success and established that the ATH-60 could perform and do so consistently. Our Company is currently in the process of creating a second unit referred to as the ATH-120, which is specially designed for the deeper harvest of large diameter submerged timber. All the ATH-120 CAD-drawings and technical evaluations are done with construction to begin when funds become available.

     Our company has two main target markets. The first is reservoirs, including hydroelectric projects, irrigation dams, etc. There are over 38,000 large dams in the world and a significant number of these contain timber. Thus, this is the main source of standing inundated timber. Our Company has done evaluations of the Tucurui and Balbina reservoirs in Brazil and is investigating other regions such as Chile, Argentina, Venezuela, Panama and Australia. These evaluations revealed that Brazil's submerged forests contain a multitude of wood species of which at a minimum, 60% of the wood can be used for saw wood and the remaining 40% for plywood. Secondary markets in this industry would include hydroelectric utility companies, forestry companies and governmental agencies (i.e. those involved in power generation, foreign investment, economic development and the environment).

     The second market is salvage timber, much of which sank to the bottom of lakes and rivers years many years ago. Some states and provinces treat these logs as un-owned logs and consider them as Natural Resources, collecting a token stumpage fee upon harvest.
     There is no requirement for government approval for the marketing or use of our Company's principal products or services. Our Company's products and services are usually thought of as improving environmental conditions through the removal of trees that are no longer adding to the ecosystem.

     There are no existing or probable governmental regulations on our Company's business. Governmental agencies are generally in favor our Company's technology and its by products.

Important Events
----------------

          Some events that are in process and our Company's management believes are favorable to the future of our Company are as follows:

a. Dispatch of Survey/evaluation Team: On May 12, 2000, our Company announced that sometime in June, 2000, it would be dispatching a specialized team of survey technicians to Brazil to explore and survey five major tributaries throughout the Amazon region of Brazil to accurately assess the scope and value of the regions timber reserves. Currently, the team has returned and is in the process of filtering the data retrieved via the computer. The process of mapping specific locations will begin soon.

b. Secured Convertible Debenture Purchase Agreement Executed: On May 4, 2000 our Company entered into a Secured Convertible Debenture Purchase Agreement which calls for the issuance of two 12% secured convertible debentures with an aggregate principal amount of $1,500,000, to be completed in two traunches, the first traunche of $500,000 was received on the execution of the agreement and the second traunche of $1,000,000 is due within thirty days after the effective date of the registration on form SB-2 filed August 21. 2000. These debentures are convertible (plus related interest expense) into the Company's common stock at the lesser of (1) $.60 per share and (2) 70% of the average of the lowest three inter-day prices during the twenty trading days immediately preceding the conversion date. This transaction also calls for the issuance of two Warrants due on the closing date of the first traunch, entitling each of the two accredited investors to purchase up to 125,000 shares of common stock at an exercise price of $0.69 per share and expire on or before May 4, 2003. Additionally, our Company is to issue Warrants due after the effective date of this registration, entitling each of the two accredited investors to purchase up to 250,000 shares of common stock at an exercise price of $.69.

c. First Brazil Harvest Sent to U.S. For Processing: On May 2, 2000, our Company announced that it shipped timber harvested in Brazil to the U.S. for processing. The sale for this timber of$262,500 was recorded in February, 2000. This is of particular importance for it confirms to our Company's Brazilian customers as well as other potential customers that AQCI's diverless harvesting system is commercially viable. The sale of the timber was a result of our Company entering into an alliance with a U.S Manufacturer and Distributor for the distribution of our Company's harvested hardwoods to the U.S. market.

d. Strategic Alliance Formed to Distribute Harvested Lumber: On April 25, 2000 our Company announced the forming of a Strategic Alliance with a Brazilian based lumber company to distribute harvested timber to the South American and European markets. This alliance improves our Company's existing distribution network.

e. AQCI Reaches Out to New Zealand: On April 18, 2000 our Company announced that it reached an understanding with a New Zealand forest company for the harvesting of aquatic timber from the waterways in the North Island of New Zealand. A representative of our Company will travel to New Zealand in the fall to establish the groundwork for implementing such an undertaking.

f. Tucurui , Brazil, Amazon River Project: On April 14, 2000, our Company announced that it is in the final stages of negotiations for harvesting timber along several tributaries of the Amazon River. This would be of particular importance as it would represent the second potential long-term project in Brazil. The evaluation process is underway to insure that the harvesting rights presented are valid and also the surveying of locations to ensure that sufficient timber reserves exist. This surveying was completed the first week of July and the data is under evaluation.

g. AQCI Increases Amazonian Production: On March 28, 2000 our Company announced that it placed into service two additional non harvesting recovery vehicles (service boats) to assist the recovery vehicles employed on the Amazon project. Our Company estimates that the additional vehicles should increase existing production as well as downstream efficiency.

h. Registration Form SB-2 Filed on August 21, 2000: An SB-2 Registration was filed on August 21, 2000, filed NO. 333-44184, to register 6,377,000 shares of the Company's common stock for resale. The total shares registered consists of the following: 1) 2,800,000 shares representing the conversion of the 12% debentures and related interest expense plus 2,500,00 shares representing reserve shares that may be needed to account for market fluctuations in the price of the common stock prior to the conversion of the debentures, 2) 750,000 shares underlying the above referenced warrants, and 3) 327,000 common shares of current shareholders.

Accomplishments
---------------

     Mr. Ackles, the CEO/President of our Company, developed the robotic arm for harvesting timber in 1995, prior to joining the Company. In 1996, upon joining our Company, Mr. Ackles granted our Company the right to use his robotic arm in the submerged forest industry for harvesting timber. Shortly afterward our Company, under the direction of Gary Ackles, began developing the prototype of the ATH-60 Aquatic Timber Harvester. With the ATH-60 under development, Mr. Ackles began pursuing domestic and international projects. One of our Company's objectives when pursuing projects was to gain the rights to the submerged timber resources.

     In March 1997, the Brazilian government asked Mr. Ackles to consider the Tucurui reservoir as a possible site to begin commercial harvesting of timber. Mr. Ackles traveled to Brazil in June 1997 to evaluate the Tucurui reservoir's potential and in August 1997 announced that our Company would be moving forward on this project once the construction of the harvester was completed.

     In September 1998, our Company completed building the prototype model of the ATH-60 harvestor. The model was tested at Monty Lake, in the central interior of British Colombia. The ATH-60 test was successful and our Company was then able to move forward in securing projects for harvesting of timber. The first revenue derived from harvesting of timber was recognized in the fiscal third quarter of 1999.

     In May of 1999 our Company technical evaluation team was sent to Brazil to evaluate the Brazilian Tucurui reservoir and reported that the reservoir encompassed approximately 400,000 acres of submerged timber and contained numerous species of timber that was ideal for harvesting.

     During the summer of 1999, the ATH-60 was refit with a larger head and joints, which enabled it to handle the requirements of the large Brazilian timber.

Short Term Objectives
---------------------

     In the short term, our Company intends to build more harvesters and phase then into the Tucurui project. Our Company will begin the construction of these additional harvesters as soon as funds become available. Additionally, our Company is continuing to form relationships both domestically and around the world.

Long Term Objectives
--------------------

     Our Company's long-term objectives are to secure additional harvesting rights of inundated and salvage timber to ensure future stability and long-term growth. Also of key importance is the commitment to continued development of our Company's licensed technology and equipment to maintain our lead position in this emerging industry.

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note
1a) to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in note 1a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Employees
---------

     Our Company employs a total of four full time employees.

ITEM 2.   Description of Property

     The Company's offices are located at 3704 32nd Street, Suite 301, Vernon, British Columbia, V1T5N6. The Company is committed through the year 2000 with annual lease payments under operating leases for office premises and equipment of $12,165 per year.

ITEM 3.   Legal Proceedings

     Our Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   Submission of Matters to a Vote of Securities Holders

     None

                                    PART II

ITEM 5.   Market for Common Equity and Related Shareholder Matters

     Our common stock trades on the Over-the Counter Bulletin Board, also called the OTCBB, under the trading symbol "AQCI". The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.


                                  High Bid   Low Bid

Fiscal 1999:                      -------    ------
------------
First Quarter 1998                    .34      .10
Second Quarter 1998                   .36      .09
Third Quarter 1999                    .36     .025
Fourth Quarter 1999 (5/31/99)        .235     .017

Fiscal 2000:
First Quarter 1999                    .72      .14
Second Quarter 1999                   .93      .25
Third Quarter 2000                    .90      .45
Fourth Quarter 2000 (5/31/00)        1.25      .50


To date, the Company has not declared or paid dividends on its common stock.

Recent Sales of Unregistered Securities
---------------------------------------

     A total of 27,148,336 shares of common stock, par value $.001 (the "Shares"), have been issued by the Company since July 31, 1998 for cash or services rendered to the Company, absent registration under the Securities Act of 1933, as amended (the "Securities Act"). Part of these shares were offered pursuant to the exemption provided by Rule 504 of Regulation D (10,523,336 Shares) where such offering price in the aggregate did not exceed $1,000,000 and all purchasers were accredited investors as defined in Rule 501(a) of Regulation D, with the remaining shares offered pursuant to the exemption provided by
Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering for payment of services provided by vendors and/or consultants. The Shares issued are as follows.

     In August, 1998, the Company issued 1,000,000 restricted Shares to Big Rock Marketing Group for cash at $.027 per share or $27,000. Additionally, 420,000 restricted Shares were issued to Chelsey Technology Corp. for services valued at $.027 per share (a 55% discount to market) which amounted to $11,340 as payment for public relations services rendered to the Company and represented fair value for services rendered. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In October, 1998, the Company issued 1,000,000 restricted Shares to Big Rock Marketing Group for cash at $.027 per share. 500,000 restricted Shares were issued to P. Daoust valued at $.027 per Share

(approximately 50% of market value) as compensation for public relations services rendered to the Company and represented fair value for services rendered. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In November, 1998, the Company issued 500,000 restricted Shares to NIKA Resources Ltd. for cash at $.10 per share (a negotiated settlement amount). The Company issued 500,000 restricted Shares to Big Rock Marketing Inc. for cash at $.027 per share and 28,000 restricted shares to Phoenix Media Group, Ltd. at $.027 per share for services rendered to the Company ($.027 was approximately market value and these shares represented fair value for services rendered). The shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In December, 1998, the Company issued 3,000,000 restricted shares to various consultants for public relations services rendered valued at $.027 share per share, 240,000 restricted Shares to Sean Ackles for cash at $.10 per share and 250,000 restricted shares to Big Rock Marketing Inc. for cash at $.053 per share. The issuance price represented approximately market value of the shares at the time of issuance. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In January, 1999, the Company issued 1,350,000 restricted shares to various consultants and vendors for services and product rendered. These shares were valued at $.027 per share (approximately market value and represented fair value for services rendered). These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In February, 1999, the Company issued 10,523,336 shares to various investors pursuant to the exemption to registration provided under Rule 504 of Regulation D of the Securities Act of 1933, as amended. These shares were sold for cash at $.024 per share (sale price was set at approximately a 30% discount to market at the time of filing).

     In April 1999, the Company issued 6,515,000 shares of restricted stock pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." as follows: 1) the Company issued 3,515,000 restricted shares to various Officers of the Company who exercised options granted in February, 1999 for services rendered in their positions. These shares were valued at $.03 per share, which was market value on the date the options were granted; 2) the Company issued 1,000,000 restricted shares valued at $.03 per share to Consultants for public relations services rendered to the Company; 3) 1,500,000 and 500,000 restricted shares were issued to Big Rock Marketing Group for cash at $.10 and $.20 per share.

     In May, 1999, the Company issued 500,000 restricted shares to Big Rock Marketing Group valued at $.03 per share (price reflected market price) for public relations services rendered to the Company and these shares represented fair value for services rendered. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

     In May, 2000, we issued 100,000 restricted Shares valued at $.50 per share (price reflected market value) for cash to Matt Lothian pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

In December through May, 2000, the Company issued 722,000 restricted shares valued at an average of $.642 per share (price reflected market price) for services, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."


Transfer Agent and Registrar
----------------------------

The Company's transfer agent is Oxford Transfer & Registrar located at 317 Southwest Alder, Suite 1120, Portland, Oregon, 92704.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Plan of Operation
  -----------------

     The short-term objectives of the Company are the following:

     1. Continue expansion of the Brazilian harvesting project. This expansion will require additional equipment and labor plus training and support. Implementation of these items have already started.
     2.   Seek out and develop key alliances, acquisitions and joint ventures.
     3. Establish new lumber markets, especially with respect to rare and exotic species.
     4.   Expand international operations to a third continent.
     5. Purchase additional harvesting equipment to be placed into its current operations.

     The Company's long-term objectives are as follows:

     1. To increase lumber reserves to a level that will provide for future revenues and long-term growth.
     2.   To continue upgrades of the robotic technology.

     Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing (Secured Convertible Debenture Agreement) to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

     There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to triple from the current level over the next twelve months.

                             Results of Operations

Year Ended May 31, 2000 Compared to Year Ended as of May 31, 1999
-----------------------------------------------------------------


     The company realized revenue of $353,125 for the year ended May 31, 2000, compared with $3,070 for fiscal 1999. Fiscal 2000 revenue included a sale to a U.S. purchaser in the amount of $262,500 with the remainder of sales being to several Brazilian buyers.

Cost of sales reflect certain inefficiencies typical to start-up operations, and is comprised of the costs of harvesting and transporting timber, consisting primarily of wages, fuel and supplies. Compensation of on-site management included the issuance of 207,950 shares valued at $143,256. As fiscal 1999 revenue was from sundry sales there were no costs directly attributable to such revenue.

     Financing fees of $76,500 in fiscal 2000 relate to legal and other fees incurred in connection with the Company's Secured Convertible Debenture Purchase Agreement financing including the issuance of related Investor Warrants.

     Engineering design expense consists of costs incurred to maintain and improve the Company's harvesting equipment. This expense decreased from $80,288 in 1999 to $60,693 in 2000 as the harvester was in production in 2000 and therefore less time was spent on research and development.

     Selling, general and administration expenses increased from $404,091 in 1999 to $851,749 in 2000. There expenses consist primarily of advertising and promotion, professional fees, travel, administrative salaries, office expenses and investor relations expenses. All of these expenses increased in fiscal 2000 as the Company established operations in Brazil and investigated opportunities elsewhere. These expenses were paid for in part, by the issuance of 514,050 shares and the commitment to issue an additional 227,000 shares, all valued at $453,944. In fiscal 1999, a total of 6,798,000 shares were issued, valued at $188,046, in respect of services included in selling, general and administrative expenses.

     The Company incurred a loss in fiscal 2000 of $985,748 compared with a loss of $483,469 in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash used in operating activities in fiscal 2000 amounted to $561,098 compared to $309,543 in fiscal 1999. The increased use of cash is mainly attributable to the costs incurred in setting up operations in Brazil and increases in selling, general and administrative expenses.

     Financing activities generated net cash of $723,500 in fiscal 2000 compared with $383,323 in fiscal 1999. The issuance of shares for cash generated $50,000 in fiscal 2000 compared to $383,323 in fiscal 1999. Other sources of financing in fiscal 2000 included receipt of the share subscription amount of $250,000 with respect to shares issued in fiscal 1999, and proceeds from the issuance of debentures in the amount of $500,000 less financing fees related thereto of $76,500.

     At May 31,2000 the Company had cash of $271,864 and accounts receivable of $268,813 for total liquid assets of $540,677. Accounts payable and accrued liabilities at May 31, 2000 amounted to $167,685, of which $133,500 to be settled by the issuance of 227,000 shares.

     It is anticipated that the $500,000 convertible debentures payable will be converted into shares in accordance with the terms of these debentures.

ITEM 7.   Financial Statements

                                                                                     Page
                                                                                     ----
                     Index To Audited Financial Statements
Independent Auditors' Report                                                         13

Consolidated Balance Sheets as of May 31, 2000 and 1999                              14

Consolidated Statements of Loss for the years ended May 31, 2000 and 1999            15

Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income
 for the years ended May 31, 2000 and1999                                            16

Consolidated Statements of Cash Flows for the years ended May 31, 2000 and 1999      17

Notes to Consolidated financial Statements                                           18

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of Aquatic Cellulose International Corp.

We have audited the consolidated balance sheets of Aquatic Cellulose International Corp. and subsidiary, as at May 31, 2000 and 1999 and the consolidated statements of loss, stockholders' equity (deficit) and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Aquatic Cellulose International Corp. and subsidiary as at May 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1a) to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in note 1a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"signed KPMG LLP"

Chartered Accountants


Kelowna, Canada

July 24, 2000

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheets
$ United States

May 31, 2000 and 1999
---------------------------------------------------------------------------
                                                         2000          1999
---------------------------------------------------------------------------

Assets

Current assets
  Cash                                            $   271,864   $   100,906
  Accounts receivable                                 268,813         7,734
  Share subscriptions receivable                           -        250,000
---------------------------------------------------------------------------
                                                      540,677       358,640

Capital assets (note 2)                                 4,228         6,226

---------------------------------------------------------------------------
                                                  $   544,905   $   364,866
---------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
  Accounts payable and accrued liabilities        $   167,685   $    24,060
  Convertible debentures payable (note 3)             500,000            -
---------------------------------------------------------------------------
                                                      667,685        24,060

Stockholders' equity (deficit)
  Capital stock (note 4)                            2,074,734     1,561,034
  Deficit                                          (2,240,541)   (1,254,793)
  Accumulated other comprehensive income
     Foreign currency translation adjustment           43,027        34,565
---------------------------------------------------------------------------
                                                     (122,780)      340,806

Commitments (note 5)
---------------------------------------------------------------------------
                                                  $   544,905   $   364,866
---------------------------------------------------------------------------

See accompanying notes to consolidated financial statements


On behalf of the Board:

_____________________  Director

_____________________  Director

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Loss
$ United States

Years ended May 31, 2000 and 1999

-------------------------------------------------------------------
                                              2000             1999
-------------------------------------------------------------------
Sales                                  $   353,125     $      3,070
Cost of sales                              347,827               -
-------------------------------------------------------------------
                                             5,298            3,070

Expenses
  Amortization                               1,904            2,160
  Financing fees                            76,500               -
  Engineering design                        60,693           80,288
  Selling, general and administrative      851,949          404,091
-------------------------------------------------------------------
                                           991,046          486,539

-------------------------------------------------------------------
Loss for the year                      $  (985,748)    $   (483,469)
-------------------------------------------------------------------

Weighted average number of shares       36,842,267       19,014,620

Loss per share - basic and diluted          $(0.03)          $(0.03)
-------------------------------------------------------------------


See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Income $ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated             Total
                                          Capital Stock                                      Other      Stockholders
                                   ----------------------------
                                    Number                                           Comprehensive            Equity
                                   of Shares            Amount             Deficit          Income          (Deficit)
--------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1998             10,177,649     $     739,665      $     (771,324)     $   33,268      $      1,609

Issued for cash                   14,113,336           383,323                   -               -           383,323
Issued upon exercise of
  options                          3,515,000           105,450                   -               -           105,450
Issued for services                6,798,000           188,046                   -               -           188,046
Subscribed shares                  2,000,000           250,000                   -               -           250,000
Notes receivable (note 6)                  -          (105,450)                  -               -          (105,450)
--------------------------------------------------------------------------------------------------------------------
                                  26,426,336           821,369            (771,324)         32,268           822,978
Comprehensive income:
  Loss                                     -                 -            (483,469)              -          (483,469)
  Foreign currency translation
    adjustment                             -                 -                   -           1,297             1,297
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                                                 (482,172)
--------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999             36,603,985         1,561,034          (1,254,793)         34,565           340,806

Issued for cash (note 5)             100,000            50,000                   -               -            50,000
Issued for services (note 5)         722,000           463,700                   -               -           463,700
--------------------------------------------------------------------------------------------------------------------
                                  37,425,985         2,074,734          (1,254,793)         34,565           854,506
Comprehensive income:
  Loss                                     -                 -            (985,748)              -          (985,748)
  Foreign currency translation
    adjustment                             -                 -                   -           8,462             8,462
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                                                 (843,786)

--------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000             37,425,985     $   2,074,734      $   (2,240,541)     $   43,027      $   (122,780)
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows
$ United States

Years ended May 31, 2000 and 1999

---------------------------------------------------------------------------------------------
                                                                 2000              1999
---------------------------------------------------------------------------------------------
Operating activities
   Cash received from customers                               $  92,046         $   3,070
   Cash paid to suppliers, service providers and employees     (653,144)         (306,473)
   ------------------------------------------------------------------------------------------
                                                               (561,098)         (309,543)

Financing
   Issuance of capital stock                                     50,000           383,323
   Receipt of share subscriptions receivable                    250,000
   Issuance of debenture                                        500,000
   Financing fees paid                                          (76,500)
   ------------------------------------------------------------------------------------------
                                                                723,500           383,323

Investing
   Purchase of capital assets                                                         (79)

Effect of exchange rate changes on cash                           8,556             1,448

---------------------------------------------------------------------------------------------
Increase in cash                                                170,958            75,149

Cash, beginning of year                                         100,906            25,757

---------------------------------------------------------------------------------------------
Cash, end of year                                             $ 271,864         $ 100,906
---------------------------------------------------------------------------------------------

Additional information disclosed in note 7.


See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
$ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------

Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the manufacture under authority, of equipment for underwater harvesting and/or salvaging of submerged timber and the procurement of contracts for the harvest and salvage of submerged timber. In January 2000, the Company commenced significant harvesting operations, and, as such, is no longer a development stage enterprise, as disclosed in prior years.

1. Significant accounting policies:

   a) Basis of presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Aquatic Cellulose Ltd.

      These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable.

   b) Translation of Financial Statements

      The Company's subsidiary, Aquatic Cellulose Ltd., operates in Canada and its operations are conducted in Canadian currency.

      The method of translation applied is as follows:

      i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.4965 (1999 - $1.474).

      ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

      iii) The net adjustment arising from the translation is included in accumulated other comprehensive income.

   c) Capital assets

      Capital assets are recorded at cost. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of assets over their estimated useful life:

      -------------------------------------------------------------------------
      Asset                                               Method       Rate
      -------------------------------------------------------------------------
      Computer equipment                       Declining balance        30%
      Furniture and equipment                  Declining balance        20%
      Leasehold improvements                       Straight-line        20%
      -------------------------------------------------------------------------

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 2
$ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------

1. Significant accounting policies (continued):

   c) Capital assets (continued)

      Costs incurred in the development of the Company's harvesting equipment have been expensed in prior years.

   d) Revenue recognition

      The Company recognizes sales when goods are shipped and the title and the risks and rewards of ownership have been transferred from the Company to the buyer.

   e) Management estimates

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

      The collectibility of accounts receivable is based on management estimates. Management reviews its estimate on a quarterly basis and, where necessary, makes adjustments prospectively.

   f) Financial instruments

      The fair values of the Company's cash, accounts and share subscriptions receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. The fair value of the debentures payable approximates their carrying amount as a market rate of interest is attached to their repayment.

      Sales for the year ended May 31, 2000 and accounts receivable as at May 31, 2000 of $262,500 (1999 - $nil) are from one customer resulting from the Company's harvesting project in Brazil. Accordingly, there is a concentration of credit risk. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

   g) Loss per share

      Loss per share is calculated based on the loss for the year and the weighted average number of shares outstanding during the year. For all years, the effect of potential common stock equivalents, was anti dilutive.

   h) Stock option plan

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 3
$ United States

Years ended May 31, 2000 and 1999
--------------------------------------------------------------------------------

1. Significant accounting policies (continued):

   h) Stock option plan (continued)

      SFAS No. 123, "Accounting for Stock-Based compensation," established accounting and disclosure requirements using fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

   i) Income taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.

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

   j) Commitments and contingencies

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

   k) New accounting pronouncement

      In June, 1998, the Financial Accounting Standards board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this standard is not expected to have a significant impact on the Company's results of operations or financial position.

2. Capital assets:

   --------------------------------------------------------------------------
                                                                 2000
   --------------------------------------------------------------------------
                                                Accumulated  Net book
                                        Cost   amortization     value
   --------------------------------------------------------------------------
   Computer equipment                 $ 2,287        $1,620    $  667
   Furniture and equipment              4,569         1,977     2,592
   Leasehold improvements               4,853         3,884       969
   --------------------------------------------------------------------------
                                      $11,709        $7,481    $4,228
   --------------------------------------------------------------------------

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 4
$ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------

2. Capital assets (continued):

   -----------------------------------------------------------------------------
                                                                1999
   -----------------------------------------------------------------------------
                                             Accumulated    Net book
                                      Cost  amortization       value
   -----------------------------------------------------------------------------
   Computer equipment              $ 2,323        $1,356      $  967
   Furniture and equipment           4,639         1,349       3,290
   Leasehold improvements            4,927         2,958       1,969
   -----------------------------------------------------------------------------
                                   $11,889        $5,663      $6,226
   -----------------------------------------------------------------------------

3. Convertible debentures payable:

   Convertible debentures payable bear interest at 12%, due on a quarterly basis from June 30, 2000 and are secured by a first priority interest in the Company's accounts receivable, inventories, capital assets and general intangibles. The debentures are due on May 4, 2001 and are convertible into the Company's common shares at the lesser of $0.60 per share and 70% of the average of the lowest three inter-day prices during the twenty trading days immediately preceding the conversion date. If unpaid as at May 4, 2001, the debentures will automatically convert to common shares.

4. Capital stock:

   a) Authorized:

        50,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share, issuable in series

   b) Stock purchase warrants:

      ---------------------------------------------------------------------------------
                   Price per    Outstanding                          Outstanding
      Expiry Date    share     May 31, 1999    Issued    Exercised  May 31, 2000
      ---------------------------------------------------------------------------------
      May 4, 2003    $0.69                -   250,000            -       250,000
      ---------------------------------------------------------------------------------

   c) Stock options:

      The Company's stock options vested on the date of issue.

      -----------------------------------------------------------------------------------------
                         Price per     Outstanding                             Outstanding
      Expiry Date           share     May 31, 1999       Issued    Exercised  May 31, 2000
      -----------------------------------------------------------------------------------------
      February 22, 2005     $0.52                -    1,425,250            -     1,425,250
      -----------------------------------------------------------------------------------------

      -----------------------------------------------------------------------------------------
                         Price per     Outstanding                             Outstanding
      Expiry Date           share     May 31, 1998       Issued    Exercised  May 31, 1999
      -----------------------------------------------------------------------------------------
      February 22, 2004     $0.03                -    3,515,250    3,515,250             -
      -----------------------------------------------------------------------------------------

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 5
$ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------

4. Capital stock (continued):

   c) Stock options (continued):

      The Company applies APB Opinion No. 25 in accounting for its Stock Option Plan and, accordingly, because options have been granted at the current market price on the issue date, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's loss for the year would have been increased to the proforma amounts below:

      --------------------------------------------------------------------------
                                             2000           1999
      --------------------------------------------------------------------------
      Loss for the year
         As reported                   $  985,748       $483,469
         Proforma                      $1,424,955       $505,346

      Loss per share
         As reported                   $     0.03       $   0.03
         Proforma                      $     0.04       $   0.03
      --------------------------------------------------------------------------

   The fair value of the options has been determined using the Black Scholes Method using the expected life of the options, a volatility factor of 161% (1999 - 139%), a risk-free rate of 6.22% (1999 - 4.50%) and no assumed dividends.

5. Commitments:

   a) Pursuant to a consulting agreement, the Company has committed to issuing 25,000 common shares and a minimum of 25,000 stock purchase warrants in exchange for services to be provided in the next fiscal year. Under the agreement an additional 75,000 stock purchase warrants may be issued if the Company's stock price reaches certain thresholds. Each stock purchase warrant would enable the holder to purchase one of the Company's common shares at an exercise price of $0.75 per share until May 24, 2005.

   b) Pursuant to agreements with two service providers, the Company is committed to issuing an aggregate of 227,000 common shares in payment for services rendered to the Company during the 2000 fiscal year. The value of the services provided was determined to be $133,500 based upon the market value of the shares earned on the applicable dates of entitlement. These obligations are included in accounts payable and accrued liabilities at May 31, 2000.

   c) The Company is committed to issuing an additional 100,000 shares, without further consideration, to an investor who purchased 100,000 shares for $50,000 cash during the 2000 fiscal year.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 6
$ United States

Years ended May 31, 2000 and 1999

--------------------------------------------------------------------------------

6. Notes receivable:

   During the year ended May 31, 1999, the Company loaned $105,450 to three Directors for the exercise of Company stock options (note 4c). These notes are unsecured, do not bear interest and are due on July 24, 2001.

7. Statement of cash flows:

   Cash flows from operating activities under the indirect method are as follows:

   -----------------------------------------------------------------------------------------------------
                                                                             2000            1999
   -----------------------------------------------------------------------------------------------------
   Loss for the year                                                    $(985,748)      $(463,469)

   Non-cash items
      Amortization                                                          1,904           2,160
      Common stock issued for services                                    463,700         188,046

   Financing fees paid                                                     76,500

   (Increase) decrease in accounts receivable                            (261,079)         14,012

   Decrease in deposit                                                                      9,419

   Increase (decrease) in accounts payable and accrued liabilities        143,625         (39,711)
   -----------------------------------------------------------------------------------------------------
   Cash used in operating activities                                    $(561,098)      $(309,543)
   -----------------------------------------------------------------------------------------------------

   During the fourth quarter, the Company issued common shares in exchange for services amounting to $463,700. In the year ended May 31, 1999, the Company issued common shares in exchange for services amounting to $188,046 and issued shares on the exercise of stock options in the amount of $105,450 in exchange for notes receivable. As these transactions did not involve cash, they have not been reflected in the statements of cash flows.

8. Income taxes:

   The Company has non-capital losses available to reduce future years' income for income tax purposes. Management is unable to assert that it is more likely than not that the Company will realize the benefit of these loss carry forwards and, as such, a valuation allowance equal to the total loss carry forwards has been provided. These losses expire as follows:

   -----------------------------------------------------------------------------
   2003                                           $  253,000
   2005                                              473,000
   2006                                              484,000
   2007                                              777,000
--------------------------------------------------------------------------------
                                                  $1,987,000
--------------------------------------------------------------------------------

9. Comparative figures:

   Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Executive Officers and Directors

Name                   Age        Position
----                   ---        --------

Gary J. Ackles          46       President & Director
Shane Kerpan            30       Secretary & Treasurer
Claus Wagner-Bartak     62       Director

     The officers and Directors of our Company will devote only such time as
they deem appropriate in the business affairs of our Company.   It is, however,
expected that the officers will devote the time deemed necessary to perform their duties for the business of our Company.

     The directors of our company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified.

Biographies Of Our Executive Officers And Directors

     Gary J. Ackles: Mr. Ackles was appointed to the Board of Directors on July 1,1997, to fill a vacancy. Mr. Ackles was President and founder of Aquatic Cellulose Ltd., and creator of the Aquatic Timber Harvester System. Mr. Ackles has over 25 years experience in industries that manufacture and sell equipment, with extensive international and domestic experience. Mr. Ackles is a creator of aquatic technologies, and has been involved with numerous equipment based industries including oil and mineral exploration, logging, heavy construction, and aquatic environmental management. Mr. Ackles has introduced and sold equipment in Canada, USA, Middle East, Africa, and South America.

     Shane Kerpan: Mr. Kerpan earned a degree in Business Administration from Simon Fraser University and has worked in a variety of staff management positions in both the private and non-profit sectors. Mr. Kerpan also possesses experience in project management and evaluation plus has provided the Company with assistance in project research, development of multi-media presentations and public relations.

     Claus Wagner-Bartak--Dr. Claus Wagner-Bartak was appointed to the Board of Directors in July, 1997, to fill a vacancy. Dr. Wagner-Bartak was the founder of Spar-Aerospace, the corporation contracted to develop and build the robotic arm that is presently used on the NASA Space Shuttle, that arm being named the "Canada-arm".

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section

16(a) forms they file.

      To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended May 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10.     Executive Compensation

      The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31, 2000 to the Company's Chief Executive Officer, Secretary and Director during such period.

                            Executive Compensation

                                                                               Long Term Compensation
                                   Annual Compensation                                 Awards
Payouts
                    ________________________________              ______________________________________________
(a)                 (b)       (c)       (d)       (e)             (f)           (g)            (h)            (I)
Name                                              Other (1)                     Securities                    All
And                                               Annual         Restricted     Underlying                    Other
Principal                                         Compen         Stock          Options/       LTIP           Compen
Position            Year      Salary    Bonus     sation($)      Award($)       Sar (#)        Payouts($)     sation ($)
President/CEO      2000      $84,000      0          0              0              0              0              0
Secretary          2000         0         0          0              0              0              0              0
Director           2000         0         0          0              0              0              0              0
Key Personnel:     2000         0         0          0              0              0              0              0
Total:                       $84,000      0          0              0              0              0              0
Directors as a
Group                        $84,000      0          0              0              0              0              0

Chief Executive Officer Compensation:

     As of the filing date of this registration statement, Mr. Ackles' employment agreement has been approved by the Board of Directors but has not been formalized into a written document. Mr. Ackles has been granted an annual salary of $84,000.

(1)  Long Term Incentive Plans (Options)

     There are no long- term incentive plans currently in effect. However, the Board of Directors has granted the directors and officers of the Company stock options that are intended to place each director and officer in an equity position in our Company that roughly equates to their original percentage of shares owned in our Company. These options were issued on February 22, 2000 and are exercisable in whole or in part for five years from the date of issue at an exercise price of $0.52. The number of above options issued were 1,425,250 and are as follows:

               1.  Gary Ackles -             1,202,500
               2.  Clause Wagner-Bartuk -      117,500
               3.  Shane Kerpan -              105,250

To date none of these options have been exercised.

Compensation of Directors

     Directors receive no remuneration for their services as directors at this time.


ITEM 11.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of the date of this Registration Statement regarding certain Ownership of our Company's outstanding Common Stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners of more than five percent of the common stock.

Name and Address                 Shares Owned Beneficially(1)  Percent of Class
----------------                 ----------------------------  ----------------
Gary J. Ackles
3498 Salmon River Bench Rd            5,652,500                      12.5%
Vernon, B.C. V1T 8Z7

Claus Wagner-Bartak
4092 Lee Highway                        317,500                       0.7%
Arlington, VA 22207

Shane Kerpan
816 George Ann Street                   220,250                       0.5%
Kamloops, B.C. V2C 1L5

Officer/Director as a Group           6,190,250                      13.7%

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

ITEM 12.     Certain Relationships and Related Transaction

     On February 22, 1999, the Board of Directors authorized the issuance of stock options to certain officers and directors of our Company. The options were vested immediately and would have expired on February 22, 2004. The exercise price was pegged at market price on the date the options were granted. These options were exercised April 13, 1999 at $0.03 per share as follows: 1) 3,250,000 shares of common stock to Gary Ackles, 2) 115,000 shares of common stock to Shane Kerpan, and 3)150,000 shares of common stock to Claus Wagner - Bartak.

     On February 22, 2000, the Board of Directors authorized and granted the issuance of stock options to certain officers and directors of our Company. The options were vested immediately and will be exercisable in whole or in part for five years from the date of issue. The exercise price was pegged at market price on the date the options were granted. The options granted on February 22, 2000 (at $0.52 per share) are as follows: 1) 1,202,500 shares of common stock to Gary Ackles, 2) 105,250 shares of common stock to Shane Kerpan, and 3) 117,500 shares of common stock to Claus Wagner- Bartak.


ITEM 13.     Exhibits, List and Reports in Form 8-K

     (a) Exhibits

     Exhibit
Number       Description
------       -----------

3.1   Articles of Incorporation of the Company filed February 28, 1997.  (1)
3.2   Certificate Amending Articles of Incorporation filed November 19, 1997.
      (1)
3.3   Bylaws of the Company.  (1)
4.1   Form of Common Stock Certificate.  (2)
4.2   Form of Warrant Agreement with Form of Warrant Election to Purchase.  (2)
6.1   Lease for the Premises dated November 1, 1996.  (1)
10.1  Form of Secured Convertible Debenture Purchase Agreement.  (2)
10.2  Form of Registration Rights Agreement. (2)
10.3  Form of 12% Convertible Debenture.  (2)
10.4  Form of Security Agreement.  (2)
27.1  Financial Data Schedule

(1) Previously filed with the Commission on August 16, 1999 as part of Aquatic Cellulose International Corp.'s Registration Statement (File N0.000-27063) on Form 10SB12G and incorporated by reference herein.
(2) Previously filed with the Commission on August 21, 2000 as part of Aquatic Cellulose International Corp.'s Registration (File NO: 333-44184) on Form SB-2 filed on August 21, 2000 and incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Aquatic Cellulose International Corp.

                   By: /s/ Gary Ackles
                       ---------------
                       Gary Ackles
                       Director, Chief Executive Officer,
                       President and Chief Accounting Officer

                       Date August 25, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Ackles          Director, Chief Executive Officer,      August 25, 2000
    -----------
    Gary Ackles          President and Chief Accounting Officer

/s/ Claus Wagner-Bartak  Director                                August 25, 2000
    -------------------
    Claus Wagner-Bartak