Form 10QSB
period 2000-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2000-10-20
CIK 1081242

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                For the quarterly period ended August 31, 2000
                                               ---------------

                                      OR

             [_] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                       Commission file number  0- 27063
                                               --------

                 AQUATIC CELLULOSE INTERNATIONAL CORP.
                 ------------------------------------
            (Exact name of registrant as specified in its charter)

Nevada                                                          82-0381904
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                           identification number)

       3704 32nd Street, Suite 301   Vernon, B.C.               VIT 5N6
       ------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

      Registrant's Telephone number, including area code: (800) 565-6544

 (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                        ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                               Outstanding at
               Class of Common Stock           August 31, 2000
               ---------------------           ---------------
                  $.001 par value                37,425,985

         Transitional Small Business Disclosure Format  Yes ___  No  X

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                     Aquatic Cellulose International Corp.
                                     Index

PART I - FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Condensed Consolidated Balance Sheets at
                 May 31, 2000 and August 31, 2000 (unaudited)

               Condensed Consolidated Statements of Operations
                 for the three months ended August 31, 2000 (unaudited) and 1999 (unaudited)

               Condensed Consolidated Statements of Cash Flows
                 for the three months ended August 31, 2000 (unaudited) and 1999 (unaudited)

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

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I.     FINANCIAL STATEMENTS

AQUATIC CELLULOSE INTERNATIONAL CORP.

CONSOLIDATED BALANCE SHEET
$ United States
August 31, 2000 and May 31, 2000

===============================================================================
                                                 August 31,       May 31,
                                                    2000           2000
                                                 (Unaudited)
-------------------------------------------------------------------------------

Assets

Current assets
  Cash                                          $    43,513   $   271,864
  Accounts receivable                               272,154       268,813
  Inventory                                         150,596            -
--------------------------------------------------------------------------------
                                                    466,263       540,677

Fixed assets (note 2)                                12,492         4,228

-------------------------------------------------------------------------------
                                                $   478,755   $   544,905
-------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities
  Accounts payable and accrued liabilities      $   283,640   $   167,685
  Convertible debentures payable (note 3)           500,000       500,000
--------------------------------------------------------------------------------
                                                    783,640       667,685

Stockholders' deficiency
  Capital stock (note 4)                          2,074,734     2,074,734
  Deficit                                        (2,422,812)   (2,240,541)
  Accumulated other comprehensive income
     Foreign currency translation adjustment         43,193        43,027
--------------------------------------------------------------------------------
                                                   (304,885)     (122,780)

Commitments (note 6)
Subsequent events (note 9)

-------------------------------------------------------------------------------
                                                $   478,755   $   544,905
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements


On behalf of the Board:
________________     Director
________________     Director

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Loss
$ United States

Three months ended August 31, 2000 and 1999
(Unaudited - prepared by management)

================================================================================
                                              2000        1999
-------------------------------------------------------------------------------

Sales                                  $    34,249   $       -
Cost of sales                               84,463           -
--------------------------------------------------------------------------------
                                           (50,214)

Expenses
  Depreciation                                 648          78
  Engineering design                             -      25,487
  Selling, general and administrative      131,409      88,572
--------------------------------------------------------------------------------
                                           132,057     114,137

--------------------------------------------------------------------------------
Loss                                   $  (182,271)  $(114,137)
-------------------------------------------------------------------------------

Weighted average number of shares       37,425,985  36,603,985

Loss per share - basic and diluted     $     (0.00)  $   (0.00)
--------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Stockholders' Deficiency and Comprehensive Income $ United States

Three months ended August 31, 2000
(Unaudited - prepared by management)

===================================================================================================================================

                                         Capital Stock                         Accumulated             Total
                                     ---------------------                           Other      Stockholders'
                                        Number                               Comprehensive            Equity
                                     of Shares      Amount         Deficit          Income       (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000               37,425,985  $2,074,734     $(2,240,541)     $   43,027      $   (122,780)

Comprehensive income
  (loss):
    Loss                                     -           -        (182,271)              -          (182,271)
    Foreign currency translation
      adjustment                             -           -               -             166               166
-------------------------------------------------------------------------------------------------------------
    Comprehensive income
      (loss)                                                      (182,271)             166         (182,105)
-------------------------------------------------------------------------------------------------------------
Balance, August 31, 2000            37,425,985  $2,074,734     $(2,422,812)     $    43,193        $(304,885)
====================================================================================================================================


See accompanying notes to consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows
$ United States


Three months ended August 31, 2000 and 1999
(Unaudited - prepared by management)

--------------------------------------------------------------------------------
                                                               2000        1999
--------------------------------------------------------------------------------
Operating activities
  Cash received from customers                            $  30,908   $
  Cash paid to suppliers, service providers and employees  (250,513)   (117,431)
  ------------------------------------------------------------------------------
                                                           (219,605)   (117,431)
Financing
  Issuance of capital stock                                      -      250,000

Investing
  Purchase of fixed assets                                   (8,842)         -

Effect of exchange rate changes on cash                          96     (35,611)
--------------------------------------------------------------------------------
Increase (decrease) in cash                                (228,351)     96,958

Cash, beginning of period                                   271,864     100,906

--------------------------------------------------------------------------------
Cash, end of period                                       $  43,513   $ 197,864
================================================================================

Additional information disclosed in note 7.


See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
$ United States

--------------------------------------------------------------------------------

Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the manufacture under authority, of equipment for underwater harvesting and/or salvaging of submerged timber and the procurement of contracts for the harvest and salvage of submerged timber. In January 2000, the Company commenced significant harvesting operations, and, as such, is no longer a development stage enterprise, as disclosed at August 31, 1999.

1.   Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

     b)   Basis of presentation and consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Aquatic Cellulose Ltd. All significant inter company accounts and balances have been eliminated.

     c)   Translation of Financial Statements

          The Company's functional currency is the United States dollar. The Company's subsidiary, Aquatic Cellulose Ltd., operates in Canada and its operations are conducted in Canadian currency. Its financial statements are translated from Canadian into United States dollars as follows:

          i) Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.4715 (May 31 - $1.4965).
          ii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.
          iii) The net adjustment arising from the translation is included in accumulated other comprehensive income.

          Other foreign exchange gains and losses are recognized in income as realized.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 2
$ United States

--------------------------------------------------------------------------------

1.  Significant accounting policies (continued):

    d)  Inventory

        Inventory is recorded at the lower of cost and net realizable value.

    e)  Fixed assets

        Fixed assets are recorded at cost. Depreciation is provided using the following methods and annual rates which are intended to amortize the cost of assets over their estimated useful life:

        ------------------------------------------------------------------------
        Asset                                       Method             Rate
        ------------------------------------------------------------------------
        Computer equipment               Declining balance             30%
        Furniture and equipment          Declining balance             20%
        Leasehold improvements               Straight-line             20%
        ------------------------------------------------------------------------

        Costs incurred in the development of the Company's harvesting equipment have been expensed in prior years.

    f)  Revenue recognition

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

    h)  Financial instruments

        The fair values of the Company's cash, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. The fair value of the convertible debentures payable approximates their carrying amount as a market rate of interest is attached to their repayment.

        Accounts receivable as at August 31, 2000 of $272,154 are from one customer resulting from the Company's harvesting project in Brazil. Accordingly, there is a concentration of credit risk. The maximum credit risk exposure for all financial assets is the carrying amount of those assets.

    i)  Loss per share

        Loss per share is calculated based on the loss for the three month period and the weighted average number of shares outstanding during the period. For both periods, the effect of potential common stock equivalents, was anti dilutive.

Aquatic Cellulose International corp.

Notes to Consolidated Financial Statements, page 3
$ United States

--------------------------------------------------------------------------------

1.  Significant accounting policies (continued):

   j)  Stock option plan

       The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

       Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

    m) New accounting pronouncement

       In June, 1998, the Financial Accounting Standards board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this standard is not expected to have a significant impact on the Company's results of operations or financial position.

    n) Quarterly financial reporting

     In the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with generally accepted accounting principles have been made.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 4
$ United States

--------------------------------------------------------------------------------
2.   Fixed assets:

--------------------------------------------------------------------------------------------------------
                                                            August 31, 2000    May 31, 2000
--------------------------------------------------------------------------------------------------------
                                                 Accumulated        Net book        Net book
                                        Cost    depreciation           value           value
--------------------------------------------------------------------------------------------------------
    Computer equipment               $ 2,325        $1,698          $   627          $  667
    Furniture and equipment           13,489         2,364           11,125           2,592
    Leasehold improvements             4,936         4,196              740             969
--------------------------------------------------------------------------------------------------------
                                     $20,750        $8,258          $12,492          $4,228
========================================================================================================

3. Convertible debentures payable:

   Convertible debentures payable bear interest at 12%, due on a quarterly basis from June 30, 2000 and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. The debentures are due on May 4, 2001 and are convertible into the Company's common shares at the lesser of $0.60 per share and 70% of the average of the lowest three inter-day prices during the twenty trading days immediately preceding the conversion date. If unpaid as at May 4, 2001, the debentures will automatically convert to common shares.

4. Capital stock:

  a)   Authorized:

       50,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share, issuable in series

  b)   Stock purchase warrants:
       -------------------------------------------------------------------------
                                Outstanding                      Outstanding
                     Price per       May 31,                       August 31,
       Expiry Date       share         2000   Issued  Exercised         2000
        ------------------------------------------------------------------------
       May 4, 2003       $0.69      250,000        -          -      250,000
       -------------------------------------------------------------------------

  c)   Stock options:

       The Company's stock options vested on the date of issue.
       -------------------------------------------------------------------------
                                Outstanding                      Outstanding
                     Price per       May 31,                       August 31,
       Expiry Date       share         2000   Issued   Exercised        2000
       -------------------------------------------------------------------------
       February 22,
       2005              $0.52    1,425,250        -          -    1,425,250
       -------------------------------------------------------------------------

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 5
$ United States

--------------------------------------------------------------------------------

5.  Notes receivable:

    During the year ended May 31, 1999, the Company loaned $105,450 to three Directors for the exercise of Company stock options. These notes are unsecured, do not bear interest and are due on July 24, 2001. For financial statement presentation purposes, these notes have been offset against capital stock.

6.  Commitments:

    a) Pursuant to a consulting agreement, the Company has committed to issuing 25,000 common shares and a minimum of 25,000 stock purchase warrants in exchange for services to be provided during the remainder of the 2001 fiscal year. Under the agreement an additional 75,000 stock purchase warrants may be issued if the Company's stock price reaches certain thresholds. Each stock purchase warrant would enable the holder to purchase one of the Company's common shares at an exercise price of $0.75 per share until May 24, 2005.

    b) Pursuant to agreements with two service providers, the Company is committed to issuing an aggregate of 227,000 common shares in payment for services rendered to the Company during the 2000 fiscal year. The value of the services provided was determined to be $133,500 based upon the market value of the shares earned on the applicable dates of entitlement. These obligations are included in accounts payable and accrued liabilities at August 31, 2000 and May 31, 2000.

    c) The Company is committed to issuing an additional 100,000 shares, without further consideration, to an investor who purchased 100,000 shares for $50,000 cash during the 2000 fiscal year.


7.  Statement of cash flows:

    Cash flows from operating activities under the indirect method are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                              2000            1999
------------------------------------------------------------------------------------------------------------------------------------
    Loss for the three months ended August 31                           $ (182,271)     $ (114,137)
    Non-cash items
       Depreciation                                                            648              78
    Increase in accounts receivable                                         (3,341)         (1,028)
    Increase in inventory                                                 (150,596)              -
    Increase (decrease) in accounts payable and accrued liabilities        115,955          (2,344)
------------------------------------------------------------------------------------------------------------------------------------
    Cash used in operating activities                                   $ (219,605)     $ (117,431)
====================================================================================================================================

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 6
$ United States

--------------------------------------------------------------------------------

8.  Income taxes:

    The Company has non-capital losses available to reduce future years' income for income tax purposes. Management is unable to assert that it is more likely than not that the Company will realize the benefit of these losses carried forward and, as such, a valuation allowance equal to the value of the tax asset has been provided. These losses expire as follows:

    ----------------------------------------------------------------------------
    2003                                        $  253,000
    2005                                           473,000
    2006                                           484,000
    2007                                           777,000
    2008                                           187,000
    ----------------------------------------------------------------------------
                                                $2,174,000
    ============================================================================

9.  Subsequent events:

    a)  Convertible debentures

        Subsequent to August 31, 2000, the Company issued an additional $500,000 of convertible debentures subject to the terms and conditions described in note 3. Costs incurred in relation to the debenture issue amounted to $90,000.

    b)  Shares issued subsequent to August 31, 2000:

        i)   450,000 shares valued at $182,800 for services.

        ii) 137,000 shares to a service provider at a value of approximately $80,600. This obligation was included in accounts payable and accrued liabilities at August 31, 2000 as described in note 6(b).

        iii) 100,000 shares, without further consideration, as described in note 6(c).

        iv)  918,938 shares on conversion of $225,000 of convertible debentures.

     Item 2.   Management's Discussion and Analysis or Plan of Operation

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

     The Company's work force consists of approximately forty full employees (including Brazil). This figure is expected to double from the current level over the next twelve months.


                             Results of Operations

Three Months Year to Date
-------------------------


     The company realized revenue of $34,249 for the three months ended August 31, 2000, compared with zero for the three months ended August 31, 1999. The August 31, 2000 revenue represents wood sales in Brazil. .

     The Cost of sales reflects certain inefficiencies typical to start-up operations. The $84,463 cost of sales figure for the three months ended August 31, 2000 is comprised of the costs of harvesting and transporting timber, consisting primarily of wages, fuel and supplies related to the Brazilian Project. For the same period prior year, there was no revenue and zero costs of sales were generated.

     Engineering design expense typically consists of costs incurred to maintain and improve the Company's harvesting equipment. For the three months ended August 31, 2000 there were no engineering expenses due to the current projects having been completed. The engineering expense of $25,487 for the period ended August 31, 1999 was incurred to maintain and improve the Company's harvesting equipment.

     Selling, general and administration expenses increased to $131,409 from $88,572 for the three month period ended August 31, 2000. The increase was due to the Company's operations in Brazil.

     The Company incurred a loss in three months ended August 31, 2000 of $182,271 compared with a loss of $114,137 in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash used in operating activities in three months period ended August 31, 2000 amounted to $(219,605) compared to $(117,431) in the same period prior year. The increased use of cash is mainly attributable to the costs incurred in setting up operations in Brazil and increases in selling, general and administrative expenses.

     Financing activities generated a net cash decrease to zero from $250,000 in the three month period ended August 31, 2000, as there were no shares issued for funds during the three months ended August 31, 2000.

     For the three month period ended August 31, 2000, the Company had cash of $43,513 and accounts receivable of $272,154 for total liquid assets of $315,667. Accounts payable and accrued liabilities at August 31, 2000 amounted to $283,640.

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

     In January, 1999, the Company issued 1,350,000 restricted shares to various consultants and vendors for services and product rendered. These shares were valued at $.027 per share (approximately market value and represented fair value for services rendered). These shares were issued pursuant to the exemption
                            -
provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

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

     In May, 2000, the Company issued 100,000 restricted Shares valued at $.50 per share (price reflected market value) for cash to Matt Lothian pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

     In December through May, 2000, the Company issued 722,000 restricted shares valued at an average of $.642 per share (price reflected market price) for services, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

Subsequent Events
-----------------

  1) Convertible debentures
Subsequent to August 31, 2000, the Company issued an additional $500,000 of convertible debentures payable, bearing interest at 12%, due on a quarterly basis from June 30, 2000 which are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. The debentures are due on May 4, 2001 and are convertible into the Company's common shares at the lesser of $0.60 per share and 70% of the average of the lowest three inter-day prices during the twenty trading days immediately preceding the conversion date. The underlying common shares were registered on Form SB-2 filed on August 21, 2000, File NO: 333-44184. If unpaid as at May 4, 2001, the debentures will automatically convert to common shares. Costs incurred in relation to the debenture issue amounted to $90,000.

  2) Shares issued subsequent to August 31, 2000:

     a) 450,000 shares of the Company's common stock were issued for services valued at $182,800.

     b) 137,000 shares of the Company's common stock were issued to a service provider at a value of approximately $80,600. This obligation was included in accounts payable and accrued liabilities at August 31, 2000. The value of the services provided was determined to be $133,500 based upon the market value of the shares earned on the applicable dates of entitlement

     c) 100,000 shares of the Company's common stock, without further consideration, were issued to an investor who purchased 100,000 shares for $50,000 cash during the 2000 fiscal year.

     d) 918,938 shares of the Company's common stock were issued on conversion of $225,000 of convertible debentures. These common shares were registered on Form SB-2 filed on August 21, 2000, File NO: 333-44184.


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

Registrant:  AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                           Title                      Date
-----------                         -------                    ----


By:  /s/ Gary Ackles          Chief Executive Officer,     October 20, 2000
     ---------------
     Gary Ackles              Director - Chairman



By:  /s/ Claus Wagner-Bartak  Director                     October 20, 2000
     -----------------------
     Claus Wagner-Bartak
     -------------------