Form 10QSB
period 2000-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2001-01-16
CIK 1081242

                                  FORM 10-QSB
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended November 30, 2000
                                              -----------------

                                      OR

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384
                                                -------

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

      Nevada                                             82-0381904
----------------------                                   ----------
(State or other jurisdiction of                                (I.R.S.employer
incorporation or organization)                            identification number)


     3704 32nd Street, Suite 301 Vernon, B.C.                     VIT 5N6
     --------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)


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

                                     Yes  x                    No
                                          -

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                Outstanding at
  Class of Common Stock                        November 30,  2000
  ---------------------                       ----------------------
     $.001 par value                                40,268,851

          Transitional Small Business Disclosure Format    Yes _ No X
                                                                    -


                                   FORM 10-QSB
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.

                                      Index

PART I - FINANCIAL INFORMATION

         Item 1. Interim Consolidated Financial Statements

                 Consolidated Balance Sheets at
                    May 31, 2000 and November 30, 2000 (unaudited)

                 Consolidated Statements of Operations
                    for the three and six months ended November 30, 1999 (unaudited) and 2000 (unaudited)


                 Consolidated Statements of Stockholders' Deficiency and
                    Comprehensive Income for the six months ended November 30, 1999 (unaudited) and 2000 (unaudited)

                 Consolidated Statements of Cash Flows for the six months ended
                    November 30, 1999 (unaudited) and 2000 (unaudited)

                 Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis and Plan of Operations

PART II. - OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters of a Vote to Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

      ITEM I.  FINANCIAL STATEMENTS

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheets
$ United States

November 30, 2000 and May 31, 2000
-------------------------------------------------------------------------------------------------------------------
                                                                        November 30, 2000        May 31, 2000
                                                                       (Unaudited - Prepared
                                                                           by Management)
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                              $     105,579        $     271,864
     Accounts receivable, net of allowance for
       doubtful accounts of $nil (May 31, 2000 - $nil)                            232,907              268,813
     Advance on equipment purchase                                                100,000                    -
     Inventory                                                                    341,775                    -
-------------------------------------------------------------------------------------------------------------------
                                                                                  780,261              540,677
Fixed assets (note 2)                                                              14,340                4,228
-------------------------------------------------------------------------------------------------------------------
                                                                            $     794,601        $     544,905
-------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency
Current liabilities
     Accounts payable and accrued liabilities                               $     281,501        $     167,685
     Convertible debentures payable (note 3)                                      627,800              500,000
-------------------------------------------------------------------------------------------------------------------
                                                                                  909,301              667,685
Stockholders' deficiency
     Capital stock (note 4)
       Authorized:
          50,000,000 common shares with a par value of $0.001 per share
          10,000,000 preferred shares with a par value of $0.001 per share, issuable in series
       Issued:
          40,268,851 common shares                                              2,719,261            2,074,734
     Deficit                                                                   (2,869,017)          (2,240,541)
     Accumulated other comprehensive income
          Foreign currency translation adjustment                                  35,056               43,027
-------------------------------------------------------------------------------------------------------------------
                                                                                 (114,700)            (122,780)
Commitments (note 6)
Subsequent events (note 8)
-------------------------------------------------------------------------------------------------------------------
                                                                            $     794,601        $     544,905
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

On behalf of the Board:

_______________________  Director           _________________________  Director

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Loss
$ United States

Three and six months ended November 30, 2000 and 1999
(Unaudited - prepared by management)

-------------------------------------------------------------------------------------------------------------------
                                                 Three month periods                    Six month periods
                                                 ended November 30,                    ended November 30,
                                             -------------------------              --------------------------
                                               2000               1999               2000                 1999
-------------------------------------------------------------------------------------------------------------------
Sales                                 $     105,463     $          -        $     139,712        $         -
Cost of sales                               147,218                -              231,681                  -
-------------------------------------------------------------------------------------------------------------------
                                            (41,755)               -              (91,969)                 -

Expenses
     Depreciation                               778                339              1,426                  417
     Financing fees                          90,000                -               90,000                  -
     Engineering design                         -                  -                  -                    -
     Selling, general and
       administrative                       313,672            182,782            445,081              296,841
-------------------------------------------------------------------------------------------------------------------
                                            404,450            183,121            536,507              297,258

-------------------------------------------------------------------------------------------------------------------
Loss                                  $    (446,205)    $     (183,121)     $    (628,476)       $    (297,258)
-------------------------------------------------------------------------------------------------------------------


Weighted average number
   of shares                             38,136,852        36,603,985          38,136,852           36,603,985

Loss per share - basic
   and diluted                        $       (0.01)    $       (0.01)      $       (0.02)       $       (0.01)
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Stockholders' Deficiency and Comprehensive Income $ United States

Six months ended November 30, 2000
(Unaudited - prepared by management)

-------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated         Total
                                      Capital Stock                                        Other Stockholders'
                               ---------------------------
                                  Number                                           Comprehensive        Equity
                               of Shares            Amount           Deficit              Income  (Deficiency)
------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000         37,425,985     $   2,074,734     $ (2,240,541)       $     43,027   $   (122,780)

Issued for services              612,000           267,120                -                   -        267,120

Issued upon conversion
  of convertible debentures
  payable                      1,953,722           372,200                -                   -        372,200

Issued for no additional
  consideration                  100,000                 -                -                   -              -

Issued in lieu of cash
  payment of interest on
  convertible debentures
  payable                        177,144            29,760                -                   -         29,760

Share issue costs                    -            (24,553)                -                   -        (24,553)
------------------------------------------------------------------------------------------------------------------
                              40,268,851         2,719,261                -                   -        521,747

Comprehensive income
  (loss):
    Loss                               -                 -         (628,476)                  -       (628,476)
    Foreign currency translation
      adjustment                       -                 -                -             (7,971)         (7,971)
------------------------------------------------------------------------------------------------------------------
    Comprehensive income
      (loss)                                                                                          (636,447)
------------------------------------------------------------------------------------------------------------------
Balance, November 30,
  2000                        40,268,851     $   2,719,261     $ (2,869,017)       $     35,056   $   (114,700)
------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows
$ United States

Six months ended November 30, 2000 and 1999
(Unaudited - prepared by management)

-------------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------------
Operating activities
     Cash received from customers                                           $     175,618        $       2,490
     Cash paid to suppliers, service providers and employees                     (797,841)            (311,414)
-------------------------------------------------------------------------------------------------------------------
                                                                                 (622,223)            (308,924)

Financing

     Issuance of capital stock                                                    (24,553)             250,000
     Issuance of convertible debentures payable                                   500,000                  -
-------------------------------------------------------------------------------------------------------------------
                                                                                  475,447              250,000

Investing

     Purchase of fixed assets                                                     (11,143)                 -

Effect of exchange rate changes on cash                                            (8,366)              (8,063)

-------------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                 (166,285)              66,987

Cash, beginning of period                                                         271,864              100,906

-------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $     105,579        $      33,919
-------------------------------------------------------------------------------------------------------------------

Additional information disclosed in note 7.

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
$ United States

--------------------------------------------------------------------------------

Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the manufacture under authority, of equipment for underwater harvesting and/or salvaging of submerged timber and the procurement of contracts for the harvest and salvage of submerged timber. In January 2000, the Company commenced significant harvesting and processing operations, and, as such, is no longer a development stage enterprise, as disclosed at November 30, 1999.

1.   Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

     b)   Basis of presentation and consolidation

          These interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiary, Aquatic Cellulose Ltd. All significant inter company accounts and balances have been eliminated. These interim consolidated financial statements include all adjustments, consisting solely of normal recurring adjustments, which in managements' opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended May 31, 2000, and should be read in connection therewith.

     c)   Inventory

          Inventory is recorded at the lower of cost and net realizable value.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 2
$ United States

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     d)   Management estimates

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

          The collectibility of accounts receivable and the net realizable value of inventory is based on management estimates. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

     e)   Loss per share

          Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. As the Company has a net loss in each of the period presented, basic and diluted loss per share is the same.

     f)   Commitments and contingencies

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

     g)   New accounting pronouncement

          In June, 1998, the Financial Accounting Standards board issued SFAS no. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this standard is not expected to have a significant impact on the Company's results of operations or financial position.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 3
$ United States

-------------------------------------------------------------------------------------------------------------------

2.   Fixed assets:

     --------------------------------------------------------------------------------------------------------------
                                                                             November 30,              May 31,
                                                                                     2000                 2000
     --------------------------------------------------------------------------------------------------------------
                                                            Accumulated          Net book             Net book
                                               Cost        depreciation             value                value
     --------------------------------------------------------------------------------------------------------------
     Computer equipment                 $    16,077        $      2,760      $     13,317        $         667
     Furniture and equipment                  2,228               1,676               552                2,592
     Leasehold improvements                   4,728               4,257               471                  969
     --------------------------------------------------------------------------------------------------------------
                                        $    23,033        $      8,693      $     14,340        $       4,228
     --------------------------------------------------------------------------------------------------------------

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

4.   Capital stock:

     a)  Authorized:

           50,000,000 common shares with a par value of $0.001 per share 10,000,000 preferred shares with a par value of $0.001 per share, issuable in series

     b)  Stock purchase warrants:

         ----------------------------------------------------------------------------------------------------------
                                                    Outstanding                                    Outstanding
                                  Price per             May 31,                                   November 30,
         Expiry Date                  share                2000        Issued       Exercised             2000
         ----------------------------------------------------------------------------------------------------------
         May 4, 2003              $   0.69             250,000             -               -           250,000
         ----------------------------------------------------------------------------------------------------------

     c)  Stock options:

         The Company's stock options vested on the date of issue.

      -------------------------------------------------------------------------------------------------------------
                                                    Outstanding                                    Outstanding
                                  Price per             May 31,                                   November 30,
         Expiry Date                  share                2000        Issued       Exercised             2000
      -------------------------------------------------------------------------------------------------------------
         February 22, 2005       $     0.52          1,425,250            -               -         1,425,250
      -------------------------------------------------------------------------------------------------------------

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

6.   Commitments:

     a) Pursuant to a consulting agreement, the Company has committed to issuing a minimum of 25,000 stock purchase warrants in exchange for services to be provided during the remainder of the 2001 fiscal year. Under the agreement an additional 75,000 stock purchase warrants may be issued if the Company's stock price reaches certain thresholds. Each stock purchase warrant would enable the holder to purchase one of the Company's common shares at an exercise price of $0.75 per share until May 24, 2005.

     b) Pursuant to an agreement with a service provider, the Company is committed to issuing an aggregate of 90,000 common shares in payment for services rendered to the Company during the 2000 fiscal year. The value of the services provided was determined to be $52,930 based upon the market value of the shares earned on the applicable dates of entitlement. This obligation is included in accounts payable and accrued liabilities at November 30, 2000 and May 31, 2000 (see note 8(ii)).

     c) Pursuant to a manufacturing agreement with a corporation which is wholly owned by the CEO of the Company, a related party, the Company is committed to purchasing an Aquatic Timber Harvesting machine at a cost of $750,000. To date the Company has made an advance of $100,000 towards this purchase. This amount is included in advance on equipment purchase at November 30, 2000.

7.   Statement of cash flows:

     Cash flows from operating activities under the indirect method are as follows:

     --------------------------------------------------------------------------------------------------------------
                                                                                    2000                  1999
     --------------------------------------------------------------------------------------------------------------
     Loss for the six months ended November 30                           $      (628,476)      $      (297,258)

     Non-cash items
         Depreciation                                                              1,426                   417
         Interest paid by issuance of shares                                      29,760                   -
         Services paid by issuance of shares                                     267,120                   -
     Decrease in accounts receivable                                              35,906                 2,490

     Increase in prepaid expenditures                                           (100,000)                  -

     Increase in inventory                                                      (341,775)                  -

     Increase (decrease) in accounts payable and accrued liabilities             113,816               (14,573)
     --------------------------------------------------------------------------------------------------------------
     Cash used in operating activities                                   $      (622,223)      $      (308,924)
     --------------------------------------------------------------------------------------------------------------

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 5
$ United States

--------------------------------------------------------------------------------

7.   Statement of cash flows (continued):

     During the six months ended November 30, 2000, the Company issued 1,953,722 common shares on conversion of convertible debentures payable in the amount of $372,200. As this was a non-cash transaction it is not reflected in the statement of cash flows.

8.   Subsequent events:

     Shares issued subsequent to November 30, 2000:

     i)   12,000 shares valued at $1,380 for services.

     ii) 90,000 shares to a service provider at a value of $52,930. This obligation was included in accounts payable and accrued liabilities at November 30, 2000 as described in note 6(b).

     iii) 1,000,000 shares on conversion of $58,000 of convertible debentures.

     Item 2.   Management's Discussion and Analysis and Plan of Operation

Plan of Operations

     Plan of Operation
     -----------------

         The short-term objectives of the Company are the following:

         1. Continue expanding the Brazil harvesting and processing operations. This expansion will require additional equipment, labor, as well as training and support. Implementation of these items have already started.
         2. Seek out and develop key alliances, acquisitions and joint ventures.
         3. Establish new lumber markets, especially with respect to rare and exotic species.
         4.    Expand international operations to a third continent.
         5. Purchase additional harvesting and processing equipment to be placed into its current operations.

         The Company's long-term objectives are as follows:

         1. To increase harvest and mill production to a level that will provide for future revenues and long-term growth.

         2.    To continue upgrades of the robotic technology.

         Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing (Secured Convertible Debenture Agreement) to meet the Company's liabilities and commitments as they become payable. There can however, be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.
         There is no expected or planned sale of significant equipment by the Company. The Company's work force is now expected to triple from the current level over the next twelve months.

Results of Operations

 Three and Six Months Ended November 30, 2000 Compared to November 30, 1999
---------------------------------------------------------------------------

         The company realized revenue of $105,463 for the three months ended November 30, 2000 and $139,712 for the six months ended November 30, 2000, compared with zero for the three and six months ended November 30, 1999. The November 30, 2000 revenue represents the selling of raw and processed wood in the domestic market.

         Cost of sales for the three month and six month periods ended November 30, 2000, were $147,218 and $231,681 respectively, compared with zero for the three month and six month periods ended November 30, 1999. Cost of sales is higher than anticipated by management due to the processing of some special dimensional wood in Belem as well as processing difficulties with the mill in Brazil.

         Operating costs and expenses for the three months ended November 30, 2000 and November 30, 1999, were $404,450 and $183,121 respectively for an increase of $221,329 or 120%. The company's operation in Brazil accounted for $130,890 of the increase.

         Operating costs and expenses for the six months ended November 30, 2000 and November 30, 1999, were $536,507 and $297,258 respectively for an increase of $239,249 or 80%. Financing fees accounted for $90,000 of the increase with the remainder mainly attributable to increases in public relations and investor relations activities as well as an increase in activity in Brazil.

Liquidity and Capital Resources
-------------------------------

         Net cash used in Operating Activities for the six month period ended November 30, 2000 and 1999 was ($622,223) and ($308,924) respectively, for a decrease in cash from operating activities in the amount of $313,299. This decrease was mainly due to increased payments to suppliers, service providers and employees as the operations in Brazil increased.

         Net cash from financing activities was $475,447 and $250,000 for the six months period ended November 30, 2000 and 1999 respectively, reflecting a change of $225,447. The increase was a result of the issuing of convertible debt.

         Net cash used in investing activities was ($11,143) and ($0) for the six months period ended November 30, 2000 and 1999 respectively. The $11,143 was a payment for the purchase of fixed assets.

         The effects of exchange rate changes on cash had an adjustment of $8,366 for the six month period ended November 30, 2000 versus an adjustment of $8,063 for the same six month period prior year, reflecting a change of $303.

                           PART II. OTHER INFORMATION
                           --------------------------

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

     On May 4, 2000, the Company issued an additional $500,000 of convertible debentures payable, bearing interest at 12%, due on a quarterly basis from June 30, 2000 which are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. The debentures are due on May 4, 2001 and are convertible into the Company's common shares at the lesser of $0.60 per share and 70% of the average of the lowest three inter-day prices during the twenty trading days immediately preceding the conversion date. The underlying common shares were registered on Form SB-2 filed on August 21, 2000, File NO: 333-44184. If unpaid as at May 4, 2001, the debentures will automatically convert to common shares. Costs incurred in relation to the debenture issue amounted to $90,000.

     Shares issue form May 31, 2000 to November 30, 2000:

         a) 612,000 shares of the Company's common stock were issued for services valued at $267,120.

         b) 1,953,722 shares of the Company's common stock were issued on conversion of $372,200 of convertible debentures. These common shares were registered on Form SB-2 filed on August 21, 2000, File NO: 333-44184.

         c) 100,000 shares of the Company's common stock, without further consideration, were issued to an investor who purchased 100,000 shares for $50,000 cash during the 2000 fiscal year.

         d) 177,144 shares of the Company's common stock were issued in lieu of cash payment of interest on convertible debentures payable.

Subsequent Events
-----------------

         Shares issued subsequent to November 30, 2000:

    i)   12,000 shares valued at $1,380 for services.

    ii) 90,000 shares to a service provider at a value of $52,930. This obligation was included in accounts payable and accrued liabilities at November 30, 2000 as described in note 6(b) to the financial statements.

    iii) 1,000,000 shares on conversion of $58,000 of convertible debentures.

Item 3.        Defaults Upon Senior Securities:

               None.

Item 4.        Submission of Matters of a Vote to Security Holders

               None.

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K:

               None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:       AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                         Title                        Date
___________________               ___________________          ____

By:    /s/ Gary Ackles            Chief Executive Officer,     January 16, 2001
       ------------------
       Gary Ackles                Director - Chairman

By:    /s/ Claus Wagner-Bartak    Director                     January 16, 2001
       -----------------------
       Claus Wagner-Bartak
       -------------------