Form 10QSB
period 2001-02-28
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2001-04-23
CIK 1081242

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

             For the quarterly period ended February 28,  2001
                                            ------------------

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

        3704 32nd Street, Suite 301   Vernon, B.C.              VIT 5N6
        ---------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

      Registrant's Telephone number, including area code: (800) 565-6544-


  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  x      No _
                                               -

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                               Outstanding at
           Class of Common Stock              February 28, 2001
           ---------------------              -----------------
              $.001 par value                    42,363,755

Transitional Small Business Disclosure Format    Yes __  No  X
                                                             -

                                  FORM 10-QSB
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                     Aquatic Cellulose International Corp.
                                     Index

PART I - FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at May 31, 2000 and February 28, 2001 (unaudited)

           Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2000 (unaudited) and 2001 (unaudited)

           Condensed Consolidated Statements of Stockholders' Deficiency and Comprehensive Income for the nine months ended February 28, 2001 (unaudited)

           Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2000 (unaudited) and 2001 (unaudited)

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

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM I.     FINANCIAL STATEMENTS

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheets
$ United States

February 28, 2001 and May 31, 2000

-------------------------------------------------------------------------------------------------------------------------
                                                                                               February 28,       May 31,
                                                                                                       2001          2000
                                                                                   (Unaudited - Prepared by
                                                                                                Management)
-------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                                                  $    28,266   $   271,864
     Accounts receivable, net of allowance for doubtful
          accounts of $212,792 (May 31, 2000 - $nil)                                                119,016       268,813
     Inventory                                                                                      205,254             -
     --------------------------------------------------------------------------------------------------------------------
                                                                                                    352,536       540,677

Advance on equipment purchase                                                                       100,000             -

Fixed assets                                                                                         13,637         4,228

-------------------------------------------------------------------------------------------------------------------------
                                                                                                $   466,173   $   544,905
=========================================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities
     Accounts payable and accrued liabilities                                                   $   321,593   $   167,685
     Convertible debentures payable (note 2)                                                        643,717       500,000
     --------------------------------------------------------------------------------------------------------------------
                                                                                                    965,310       667,685
 Stockholders' deficiency
     Capital stock
       10,000,000 preferred shares, issuable in series, with
                  a par value of $0.001 per share authorized
      100,000,000 common shares with a par value of $0.001
                  per share authorized, 42,363,755 shares issued
                  (May 31, 2000 - 37,425,985 shares issued)                                          42,364        37,426
     Additional paid-in capital                                                                   3,263,793     2,037,308
     Deficit                                                                                     (3,840,350)   (2,240,541)
     Accumulated other comprehensive income
          Foreign currency translation adjustment                                                    35,056        43,027
     --------------------------------------------------------------------------------------------------------------------
                                                                                                   (499,137)     (122,780)
Commitments (note 3)
Subsequent events (note 4)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                $   466,173   $   544,905
=========================================================================================================================

See accompanying notes to consolidated financial statements


On behalf of the Board:

________________________  Director  ________________________  Director

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Loss
$ United States

Three and nine month periods ended February 28, 2001 and 2000
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------
                                                         Three month periods                    Nine month periods
                                                          ended February 28,                    ended February 28,
                                                         -------------------                    ------------------
                                                       2001              2000                 2001              2000
                                                                    (see note 5)                            (see note 5)
------------------------------------------------------------------------------------------------------------------------
Sales                                            $   106,259        $   353,125         $   245,971          $   353,125
Cost of sales                                        243,897            138,457             475,578              347,827
------------------------------------------------------------------------------------------------------------------------
                                                    (137,638)           214,668            (229,607)               5,298

Expenses
     Amortization                                        680                343               2,106                  760
     Engineering design                                    -                  -                   -               60,693
     Interest and financing fees                     458,368                  -             548,368                    -
     Selling, general and
          administrative                             374,647             13,139             819,728               39,917
     -------------------------------------------------------------------------------------------------------------------
                                                     833,695             13,482           1,370,202              101,370

------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                              $  (971,333)       $   201,186         $(1,599,809)         $   (96,072)
========================================================================================================================

Weighted average number of shares:
     Basic                                        41,619,473         36,684,699          39,284,969           36,630,792
     Diluted                                      41,619,473         36,861,728          39,284,969           36,630,792
     ===================================================================================================================
Earnings (loss) per share:
     Basic                                       $     (0.02)       $      0.01         $     (0.04)         $         -
     Diluted                                     $     (0.02)       $      0.01         $     (0.04)         $         -
     ===================================================================================================================

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss $ United States

Nine month period ended February 28, 2001
(Unaudited - Prepared by Management)


====================================================================================================================================
                                                                                  Accumulated
                                    Capital Stock     Additional                     Other          Total
                                    -------------
                                       Number          Paid-in             Comprehensive        Stockholders'
                                      of Shares         Amount         Capital      Deficit         Income       Deficiency
Balance, May 31, 2000                  37,425,985    $   37,426    $ 2,037,308     $ (2,240,541)     $   43,027   $ (122,780)

Issued for services                       487,000           487        187,443                -               -      187,930

Issued for settlement
  of accounts payable
  and accrued liabilities                 227,000           227        133,273                -               -      133,500

Issued upon conversion
  of debentures                         3,712,384         3,712        470,488                -               -      474,200

Issued for no additional
  consideration                           100,000           100           (100)               -               -            -

Issued in lieu of cash
  payment of interest on
  convertible debentures
  payable                                 411,386           412         42,934                -               -       43,346

Share issue costs                               -             -        (24,553)               -               -      (24,553)

Financing cost of warrants
  granted in conjunction with
  convertible debentures
  (note 2)                                      -             -         55,000                -               -       55,000

Beneficial conversion
  feature of convertible
  debentures payable
  (note 2)                                      -             -        362,000                -               -      362,000
----------------------------------------------------------------------------------------------------------------------------
                                       42,363,755        42,364      3,263,793       (2,240,541)         43,027    1,108,643

Comprehensive loss:
    Net loss                                    -             -              -       (1,599,809)              -   (1,599,809)
    Foreign currency translation
      adjustment                                -             -              -                -          (7,971)      (7,971)
----------------------------------------------------------------------------------------------------------------------------
    Comprehensive loss                          -             -              -       (1,599,809)         (7,971)  (1,607,780)

----------------------------------------------------------------------------------------------------------------------------
Balance, February 28,
  2001                                 42,363,755    $   42,364    $ 3,263,793     $ (3,840,350)     $   35,056   $ (499,137)
============================================================================================================================

See accompanying notes to consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows
$ United States

Nine month period ended February 28, 2001
(Unaudited - prepared by management)

===========================================================================================================
                                                                            2001                     2000
-----------------------------------------------------------------------------------------------------------
Operating activities:

     Loss for the period                                               $ (1,599,809)              $ (96,072)
     Non-cash items:
          Amortization                                                        2,106                     760
          Amortization of financing cost of warrants granted in
           conjunction with convertible debentures payable                   22,917                       -
          Beneficial conversion feature of convertible debentures           362,000                       -
          Interest paid by issuance of common shares                         43,346                       -
          Services paid by issuance of common shares                        187,930                       -
     Changes in non-cash working capital:
          Decrease (increase) in accounts receivable                        149,797                (254,740)
          Increase in inventory                                            (205,254)                      -
          Increase in accounts payable and accrued liabilities              287,408                  20,967
          -------------------------------------------------------------------------------------------------
                                                                           (749,559)               (329,085)
Financing:
     Issuance of common shares                                              (24,553)                250,000
     Issuance of convertible debentures payable                             650,000                       -
     ------------------------------------------------------------------------------------------------------
                                                                            625,447                 250,000
Investing:
     Purchase of fixed assets                                               (11,515)                      -
     Advances on equipment purchase                                        (100,000)                      -
     ------------------------------------------------------------------------------------------------------
                                                                            (11,515)                      -

Effect of exchange rate changes on cash balances                             (7,971)                 (5,213)

-----------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                      (243,598)                (84,298)

Cash and cash equivalents, beginning of period                              271,864                 100,906

-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               $     28,266               $  16,608
===========================================================================================================

Supplementary information:
     Interest paid                                                     $          -               $       -
     Income taxes paid                                                            -                       -
     ======================================================================================================

Non-cash financing activities:
     Common shares issued for services                                      187,930                       -
     Common shares issued for settlement of accounts
      payable and accrued liabilities                                       133,500                       -
     Common shares issued on conversion of convertible debentures           474,200                       -
     Common shares issued to pay interest payable on
      convertible debentures                                                 43,346                       -
     Beneficial conversion feature of convertible debentures                362,000                       -
     Financing cost of warranted granted in conjunction with
      convertible debentures payable                                         55,000                       -
     ======================================================================================================
See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
$ United States

Nine month period ended February 28, 2001
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the underwater harvesting and/or salvaging of submerged timber.

1.   Significant accounting policies:

     a)   Going concern

          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at February 28, 2001, the Company had a working capital deficiency of $612,774 and a deficit of $3,840,350. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

     b)   Basis of presentation

          The accompanying financial statements as at February 28, 2001 and for the three and nine month periods then ended are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America have been made. These financial statements have been prepared consistent with the accounting policies described in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended May 31, 2000 and should be read in conjunction therewith.

     c)   Translation of Financial Statements

          The Company's functional currency is the United States dollar. The Company's subsidiary, Aquatic Cellulose Ltd., operates in Canada and its operations are conducted in Canadian currency. However, its functional currency has been determined to be United States dollars. The method of translation applied is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.5361 (May 31, 2000 - $1.4965).

          ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
$ United States

Nine month period ended February 28, 2001
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     c)  Translation of Financial Statements (continued)

         iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.

         iv) The net adjustment arising from the translation is included in the consolidated statement of loss.

         To November 30, 2000, the functional currency of Aquatic Cellulose Ltd. was the Canadian dollar. Accordingly, the net adjustment to November 30, 2000 arising from the translation was recorded as a translation adjustment which is included in accumulated other comprehensive income.

     i)  Earnings (loss) per share

         Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three month period ended February 29, 2000 is calculated on the basis of the weighted average number of shares outstanding plus the effect of any potentially dilutive stock options, warrants and convertible debentures outstanding during the period. As the Company has a net loss for the three and nine month periods ended February 28, 2001 and for the nine month period ended February 28, 2000, basic and diluted net loss per share are the same.

     i)  Warrants issued in conjunction with convertible debt

         The Company allocates the proceeds received from convertible debt between the liability and the warrants issued in conjunction with the debt, based on their relative fair values, at the time of issuance. The amount allocated to the warrants is recorded as additional paid in capital and as a discount to the related convertible debt. The discount is amortized to interest expense on a yield basis over the term of the related convertible debt.

2.       Convertible debentures payable:

     Convertible debentures payable bear interest at 12%, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. $525,800 of the debentures are convertible into the Company's common shares at the lesser of $0.60 per share and 70% of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $150,000 of the debentures are convertible at the lesser of $0.083 per share and 67.67% of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, the debentures will automatically convert to common shares.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
$ United States

Nine month period ended February 28, 2001
(Unaudited - Prepared by Management)

-------------------------------------------------------------------------------

2.   Convertible debentures payable (continued):

   The debentures are due as follows:
   ----------------------------------------------------------------------------
   Due date                                       Amount
   ----------------------------------------------------------------------------
   May 4, 2001                                                        $  25,800
   September 29, 2001                                                   500,000
   January 25, 2002                                                     150,000

   Discount related to warrants granted in conjunction with
     the issuance of the convertible debentures payable                 (32,083)
   ----------------------------------------------------------------------------
                                                                      $ 643,717
   ----------------------------------------------------------------------------
   In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

   ----------------------------------------------------------------------------
                                  Outstanding                       Outstanding
                       Price per      May 31,                      February 28,
   Expiry Date             share         2000   Issued  Exercised          2001
   ----------------------------------------------------------------------------

   May 4, 2003             $0.69      250,000        -          -       250,000
   September 29, 2003      $0.69            -  250,000          -       250,000
   January 25, 2004        $0.35            -   75,000          -        75,000
   ----------------------------------------------------------------------------
                                      250,000  325,000          -       575,000
   ============================================================================

   The convertible debentures contain a beneficial conversion feature as the debentures are convertible into common shares at prices that are less than market price at the date of issuance, and the debenture holders were granted common share purchase warrants. Accordingly, interest expense of $362,000 and a corresponding increase in additional paid-in capital has been recorded in the consolidated statements of loss and stockholders' deficiency and comprehensive loss for the period. The convertible debentures payable proceeds attributable to the warrants was estimated to be $55,000 of which $22,917 was amortized to interest expense during the period. The fair value of the warrants granted was determined using the Black Scholes method using the following assumptions: the three year life of the warrants, volatility factor of 115%, risk free rate of 5.5% and no expected dividend yield.

3. Commitments:

   a) Pursuant to a consulting agreement, the Company is committed to issuing a minimum of 25,000 common share purchase warrants in exchange for services to be provided during the remainder of the 2001 fiscal year. Under the agreement, an additional 75,000 common share purchase warrants may be issued if the Company's stock price reaches certain thresholds. Each common share purchase warrant enables the holder to purchase one of the Company's common shares at an exercise price of $0.75 per share until May 24, 2005.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
$ United States

Nine month period ended February 28, 2001
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

3.   Commitments (continued):

     b) Pursuant to a manufacturing agreement with a company which is wholly-owned by the Company's CEO and largest shareholder, the Company is committed to providing the financing for the construction and acquisition of an Aquatic Timber Harvesting Machine at a cost of $750,000.

4.   Subsequent events:

     a) Subsequent to February 28, 2001, the Company issued 1,700,000 common shares to settle amounts accrued in accounts payable and accrued liabilities of $115,600. No gain or loss resulted on settlement.

     b) On March 14, 2001, the Company received cash proceeds of $100,000 for convertible debentures. The debentures bear interest at 12%, due on a quarterly basis, are secured as disclosed in note 2 and are convertible into the Company's common shares at the lesser of $0.083 per share and 67.67% of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. In conjunction with the issuance of the debentures, the Company granted to the debenture holders 50,000 common share purchase warrants with an exercise price of $0.35 per share and an expiry date of March 14, 2004.

         The debentures contain a beneficial conversion feature as they are convertible into common shares at prices that are less than market price at the date of issuance. Accordingly, interest expense of $86,000 and a corresponding increase in additional paid-in capital will be recorded in the financial statements in the next quarter.

5.   Comparative figures:

         Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current period.

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

Results of Operations
---------------------

Three and Nine Months Ended February 28, 2001 Compared to February 28, 2000


     The company realized revenue of $106,259 for the three months ended February 28, 2001 and $245,971 for the nine months ended February 28, 2001, compared with 353,125 for the three and nine months ended February 28, 2000. The decrease in revenue is attributable to an extended holiday season (December/January) for the Brazilian project workers.

     Cost of sales for the three month and nine month periods ended February 28, 2001, were $243,897 and $475,578 respectively, compared with $138,457 and $347,827 for the three month and nine month periods ended February 28, 2000 respectively. Cost of sales is higher than anticipated by management due to the processing of some special dimensional wood in Belem as well as processing difficulties with the mill in Brazil.

     Operating costs and expenses for the three months ended February 28, 2001 and February 28, 2000, were $833,695 and $13,482 respectively for an increase of $820,213 or 6083% The increase is attributable to promotional services received during the period, the accrual of an allowance on accounts receivable and interest and financing fees related to the issuance of convertible debentures payable.

     Operating costs and expenses for the nine months ended February 28, 2001 and February 28, 2000, were $1,370,202and $101,370 respectively for an increase of $1,268,832 or 1250%. The increase is attributable to increased promotional services, professional fees, administrative wages, the accrual of an allowance on accounts receivable and interest and financing fees related to the issuance of convertible debentures payable.

Liquidity and Capital Resources

     Net cash used in Operating Activities for the nine month periods ended February 28, 2001 and 2000 was ($749,559) and ($329,085) respectively, for an increase in cash used in operating activities of ($420,474). This increase is due to increased payments to suppliers, service providers and employees.

     Net cash used in investing activities was ($111,515) and $ nil for the nine month periods ended February 28, 2001 and 2000 respectively. The increase is attributable to fixed asset purchases of $11,515 and advances on equipment purchases of $100,000.

     Net cash from financing activities was $625,447 and $250,000 for the nine month periods ended February 28, 2001 and 2000 respectively, reflecting an increaseof $375,447. The increase was a result of the issuance of convertible debt during 2001.

     Net earnings decreased from $201,186 for the three month period ended February 28, 2000 to a loss of ($971,333) for the three month period ended February 28, 2001, representing a decreaseof $1,172,519.

As at February 28, 2001, the Company had a working capital deficiency of $612,774 and a deficit of $3,840,350. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

Subsequent Events

March 2001:  AQCI issued two convertible notes for an aggregate amount of
----------
$100,000, with simple interest accruing at the annual rate of 12%, in March, 2001. Interest payable on the Notes shall be payable quarterly commencing June 30, 2001. The Holder shall have the right to convert the principal amount and interest due under the notes into Shares of the AQCI's Common Stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $0.083, and (2) 67.67% of the average of the lowest three inter-day sales prices of the Common Stock. The note and the common shares issuable upon conversion of the notes have not been registered under the Securities Act of 1933. AQCI also issued common stock purchase warrants for the right to purchase 50,000 shares of Common Stock of AQCI at $.35 per share.

It is anticipated that the $ 100,000 of convertible debentures will be converted into shares in accordance with the terms of these debentures.

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

     In December 1999 through May, 2000, the Company issued 722,000 restricted shares valued at an average of $.642 per share (price reflected market price) for services, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

     Additionally, in May, 2000, the Company issued 100,000 restricted Shares valued at $.50 per share (price reflected market value) for cash to Matt Lothian pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

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

     Shares issued from May 31, 2000 to February 28, 2001:

     a) 487,000 shares of the Company's common stock were issued for services valued at $187,930.

     b) 100,000 shares of the Company's common stock, without further consideration, were issued to an investor who purchased 100,000 shares for $50,000 cash during the 2000 fiscal year.

     c) 3,712,384 shares of the Company's common stock were issued on conversion of $474,200 of convertible debentures. These common shares were registered on Form SB-2 filed on August 21, 2000, File NO: 333-44184.

     d) 411,386 shares of the Company's common stock were issued in lieu of cash payment of interest on convertible debentures payable. These shares we valued at $43,346.

     e) 227,000 shares for the settlement of accounts payable and accrued liabilities of $133,500.

Subsequent Events
-----------------

     In March, 2001, we issued 1,700,000 shares of restricted stock at $.068 per shares (price reflected market value) for $115,600, of which 850,000 shares were issued to Creative Advertising consultants Ted Klar, and 850,000 shares were issued to B&H Ted Klar pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

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

Registrant: AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                               Title                     Date
---------                               -----                     -----

By: /s/ Gary Ackles             Chief Executive Officer,      April 23, 2001
    ---------------
    Gary Ackles                 Director - Chairman


By: /s/ Claus Wagner-Bartak     Director                      April 23, 2001
    -----------------------
    Claus Wagner-Bartak
    -------------------