Form 10KSB
period 2001-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2001-09-13
CIK 1081242

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         (MarkOne)
         [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2001.

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                         Commission file number 0-27063

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                     --------------------------------------
                 (Name of small business issuer in its charter)

       Nevada                                          82-0381904
--------------------                       -------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The issuer had revenues of $280,042 for the fiscal year ended May 31, 2001.

The aggregate market value of the voting stock held by non-affiliates on May 31, 2001 was approximately $2,350,966 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of May 31, 2001, 47,019,315 shares of the issuer's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. General Registration on Form 10-SB12G filed on November 02, 1999;
2. Registration on Form SB-2 filed on August 21, 2000.  File NO: 333-44184
3. Registration on Form SB-2 filed on June 12, 2001 File No. 333-62824

                                    PART I

ITEM 1.           Description of Business

AQUATIC CELLULOSE INTERNATIONAL CORP.

         Aquatic Cellulose International Corp. (" the "Company") is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1997.

     Located in Vernon, British Columbia, Canada, Aquatic Cellulose International ("Aquatic") is a forest-based company focusing on what was once considered a lost resource. That resource is submerged timber. AQCI has in place the processes and equipment necessary to access and recover this valuable resource. Generally, submerged timber is of excellent quality and can be used for plywood, sawn lumber, and a wide variety of wood fiber processes. Aquatic's principal activity is the procurement of contracts for the salvage and harvest of submerged timber and the sale of lumber derived from such timber.

     Aquatic harvests trees with a surface mounted robotic arm, called the ATH-60, that has the ability to reach under water, extract a targeted submerged tree and bring it to the surface. This submerged timber is preserved by the water and is typically of excellent quality making it attractive to be used for plywood, sawn lumber (i.e. lumber used for constructing buildings), special cuts for fine furniture building plus a wide variety of other wood fiber processes such as chipping to create OSB plywood (chip board) or processed for the pulp and paper industry.

     Aquatic uses a simple but effective way to obtain timber and the rights to harvest timber in Canada. First, Aquatic researches a potential site to ensure sufficient timber resources exist. If the reserve is adequate, Aquatic meets with the local government officials to determine the ownership of the wood reserve. In cases where the wood has sunk to the bottom of the water location, the local government takes ownership of the wood to ensure that all local environmental concerns are addressed. Once ownership is determined, Aquatic applies for an appropriate salvage permit. To date Aquatic has acquired only one salvage permit in Canada. On July 20th, 1998, Aquatic obtained a salvage permit allowing the salvaging of timber at Monty Lake, in Central British Columbia, Canada. Aquatic harvested timber, pursuant to the salvage permit, within a designated area from July 21, 1998 to October 31, 1998.

     Obtaining timber and the rights to harvest in foreign countries is approached slightly differently. In this case, Aquaticmeets with all appropriate government officials to receive approval from the host country to evaluate its inundated (flooded) forests. Once approval is received, Aquatic evaluates the target site to ensure sufficient volumes of timber exist. Finally, Aquatic forms a strategic alliance in the applicable country with a partner chosen for their ability to implement the project, operate the project on an on going basis and put in place the down stream infrastructure to process the timber.
     Aquatic uses a unique method of harvesting timber. Presently, submerged forests are harvested by divers using hand-operated equipment. This method of harvesting has a slow wood recovery rate of approximately eight to ten trees per day. The ATH60 is capable of harvesting approximately thirty to forty trees per day.

     This industry consists of two primary sources of underwater timber. The first source is standing timber that has been inundated as a result of a dam construction (hydroelectric or otherwise). These standing trees are submerged as the water level behind a dam rises, preserving them and preventing degradation of the wood quality. The second source is salvage timber. This source consists of those trees that have already been cut and have sunk to the bottom of a waterway en route to a mill or load out area.

      Inundated and salvage timber is viable for all types of finished product production, including paper. Furthermore, logs in deep fresh water are not subject to rot as bacteria requiring oxygen are not present. Thus, though there may be some slight discoloration, the structural integrity of sunken wood is sound. In our travels to South America, we observed that submerged hardwoods in the Amazon are currently being used in the production of both plywood and sawn lumber.

       Aquatic has done an on-sight evaluation of the Tucurui reservoir in Brazil, South America. The Tucurui reservoir, created in 1984, is located in the northern interior of Brazil. When the reservoir was filled, it covered an estimated 100,000 hectares (one hectare equals approximately 2.6 acres) of old growth rain forest. In 1997, Aquatic formed an alliance with Sulpam Madeira Ltda., a Brazilian Company that has the rights to harvest the timber in the Tucurui reservoir. Pursuant to the terms of the alliance, Sulpam was to provide all surface support craft and provide all "downstream" support and milling services for timber harvested from the Tucurui reservoir by the ATH60.

     During 2001, it became evident that Sulpam was no longer able to meet their commitment to provide all "downstream" support and milling services. Therefore, the Company was required to establish its own milling facilities and contract surface support craft. Aquatic continues to operate the Brazil operation under the harvesting rights held by Sulpam. The agreement covering the use Sulpam's timber harvesting rights does not specify an expiration date.

     Aquatic has also investigated underwater forests and salvage timber in Canada, the United States and Central America. In Canada, Aquatic completed a physical examination of standing timber in reservoirs such as Ootsa Lake in B.C. and salvage timber in waterways such as Lake Superior. The wood examined in these locations was in excellent condition and suitable for harvest and processing. Aquatic is presently concentrating all its efforts in Brazil.

     Aquatic's timber harvesting system utilizes three technological innovations. The first innovation is a digital camera system that has the ability to capture visual images in low light conditions and provide lighting allowing for real time continuous surveillance of all underwater operations, even in turbid water conditions. This camera is readily available from Sony dealers throughout the world.

     The second innovation is the robotically controlled arms and heads and related software. Aquatic uses the software to produce an image of the robot's arm and head joint position. This software is operated on a system of two Intel Pentium based computers that are networked together (the software is copyrighted by Gary Ackles.). There is a patent for the use of the robotic system and software. The patent number is 6,024,145, effective date of 2/15/00, and belongs to Aquatic's president, Mr. Gary Ackles.

     The third innovation is sonar imaging. This system is used for scanning the bottom of the reservoir to target trees for harvesting

     All three technologies were incorporated in the development and construction of the ATH-60. Aquatic is currently financing the construction and acquisition of a second unit referred to as the ATH-120, which is specially designed for the deeper harvest of large diameter submerged timber. Construction of ATH-120 is in process, with the arm component complete. An additional $650,000 of Aquatic's funds will be required to complete the construction of the ATH-120.

Competition
-----------

         Aquatic competes for customers with other established timber companies, many of which have substantially greater assets and resources than those of our Company. Large organizations presently dominate the timber industry and have long-standing distribution and marketing relationships, which may work to the disadvantage of Aquatic. However, because Aquatic accesses and supplies a unique alternate hardwood source, we presently have minimal competition in our niche market.

Marketing and distribution Process

         Upon receiving a purchase order for its goods, Aquatic manages the product from the initial wood harvesting through manufacturing to the final point of sale. The steps involved are as follows:

               . the product is first marketed through wood distributors, which provide Aquatic with purchase orders;
               . wood is then harvested and transported to a primary milling facility where the wood is cout to rough sawn lumber;
               . the rough sawn lumber is then shipped to a secondary milling factory where the wood is milled into pre-finished wood products specified by the purchase order;
               . the pre-finished wood is then bundled, wrapped and trucked to a ship loading yard.where it is placed aboard a cargo ship - freight on board ("FOB");
               . Once the product is aboard the cargo ship the customer assumes liability for the product.

         There is no requirement for government approval for the marketing or use of Aquatic's principal products or services.

         There are no known environmental laws that currently control or prohibit the present and forecasted activities of Aquatic.


Important Event
---------------

         Aquatic entered into a relationship with Cecco Trading Inc., located in Milwaukee Wisconsin, on March 28, 2001, upon which Cecco Trading initially issued Aquatic twenty four purchase orders for lumber to be delivered over a twelve month period. Cecco Trading reserves the right to cancel any orders that are not filled within the specified delivery time indicated on the purchase orders.

Short Term Objectives
---------------------

         In the short term, Aquatic intends to continue operations in Brazil and to finance the construction of an additional harvester to phase it into the Tucurui project. Pursuant to a manufacturing agreement with a company which is controlled by the Company's CEO and largest shareholder, Aquatic has begun to finance the construction of this additional harvester and will continue to do so as revenue and or funding becomes available.

Long Term Objectives
--------------------

     Aquatic's long-term objectives are to secure additional harvesting rights of inundated and salvage timber to ensure future stability and long-term growth.

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note
1a) to the consolidated financial statements, the Company has a working capital deficiency of $467,287 as at May 31, 2001 and has suffered recurring losses from operations which raise substantial doubt about it's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 1a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Employees
---------

Our Company employs a total of four full time employees in the corporate office and twelve full time employees in Brazil. None of the employees are covered by a union and there is presently no indication of union activity.


ITEM 2.  Description of Property

     The Company's offices are located at 3704 32nd Street, Suite 301, Vernon, British Columbia, V1T5N6. The Company is committed through the year 2001 with annual lease payments under operating leases for office premises and equipment of $12,165 per year.


ITEM 3.  Legal Proceedings

     Our Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.


ITEM 4.  Submission of Matters to a Vote of Securities Holders

     On March 5, 2001 at a "Special Meeting" of Aquatics' shareholders, an amendment to Aquatic's Certifficate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000 was approved.

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

                                     High Bid        Low Bid

Fiscal 1999:                         --------        -------
-----------------
First Quarter 1998                     .34             .10
Second Quarter 1998                    .36             .09
Third Quarter 1999                     .36             .025
Fourth Quarter 1999 (5/31/99)          .235            .017

Fiscal 2000:
------------
First Quarter 1999                     .72             .14
Second Quarter 1999                    .93             .25
Third Quarter 2000                     .90             .45
Fourth Quarter 2000 (5/31/00)          .25             .50

Fiscal 2001
-----------
First Quarter 2001                     .75             .38
Second Quarter 2001                    .53             .15
Third Quarter 2001                     .175            .08
Fourth Quarter 2001 (5/31/01)          .099            .04


     To date, the Company has not declared or paid dividends on its common stock.

     As of May 31, 2001, there were approximately 295 shareholders of record (that are not in street name) of the company's Common Stock.

Recent Sales of Unregistered Securities
---------------------------------------

     A total 29,762,336 shares of common stock, par value $0.001 (the "Shares"), have been issued by Aquatic since July 31, 1998 for cash or services rendered to Aquatic, absent registration under the Securities Act of 1933, as amended (the "Securities Act"). The Shares issued are as follows.

     In August, 1998, Aquatic issued 1,000,000 restricted Shares to Big Rock Marketing Group for cash at $0.027 per share or $27,000. Additionally, 420,000 restricted Shares were issued to Chelsey Technology Corp. for services valued at $0.027 per share (a 55% discount to market) which amounted to $11,340 as payment for public relations services rendered to the Company and represented fair value for services rendered. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the

Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.

     In October, 1998, Aquatic issued 1,000,000 restricted Shares to Big Rock Marketing Group for cash at $.027 per share. 500,000 restricted Shares were issued to P. Daoust valued at $0.027 per Share (approximately 50% of market value) as compensation for public relations services rendered to the Company and represented fair value for services rendered. The above shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.

     In November, 1998, Aquatic issued 500,000 restricted Shares to NIKA Resources Ltd. for cash at $0.10 per share (a negotiated settlement amount). Aquatic issued 500,000 restricted Shares to Big Rock Marketing Inc. for cash at $.027 per share and 28,000 restricted shares to Phoenix Media Group, Ltd. at $.027 per share for services rendered to the Company ($0.027 was approximately market value and these shares represented fair value for services rendered). The shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.

     In December, 1998, Aquatic issued 3,000,000 restricted shares to various consultants for public relations services rendered valued at $0.027 share per share, 240,000 restricted Shares to Sean Ackles for cash at $0.10 per share and 250,000 restricted shares to Big Rock Marketing Inc. for cash at $0.053 per share. The issuance price represented approximately market value of the shares at the time of issuance. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.

     In January, 1999, Aquatic issued 1,350,000 restricted shares to various consultants and vendors for services and product rendered. These shares were valued at $0.027 per share (approximately market value and represented fair value for services rendered). These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock at this time were accredited investors.

     In February, 1999, Aquatic issued 10,523,336 shares to various investors pursuant to the exemption to registration provided under Rule 504 of Regulation D of the Securities Act of 1933, as amended. These shares were sold for cash at $0.024 per share (sale price was set at approximately a 30% discount to market at the time of filing). The investors of the stock were accredited investors.

     In April 1999, Aquatic issued 6,515,000 shares of restricted stock pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." as follows: 1) the Company issued 3,515,000 restricted shares to various Officers of the Company who exercised options granted in February, 1999 for services rendered in their positions. These shares were valued at $.03 per share, which was market value on the date the options were granted; 2) the Company issued 1,000,000 restricted shares valued at $0.03 per share to Consultants for public relations services rendered to the Company; 3) 1,500,000 and 500,000 restricted shares were issued to Big Rock Marketing Group for cash at $0.10 and $0.20 per share. The investors of the stock were accredited investors.

     In May, 1999, Aquatic issued 500,000 restricted shares to Big Rock Marketing Group valued at $0.03 per share (price reflected market price) for public relations services rendered to the Company and these shares represented fair value for services rendered. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock at this time were accredited investors.

     In May, 2000, we issued 100,000 restricted Shares valued at $0.50 per share (price reflected market value) for cash to Matt Lothian pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

     In December 1999 through May, 2000, the Aquatic issued 722,000 restricted shares valued at an average of $0.642 per share (price reflected market price) for services, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investors of the stock at this time were accredited investors.

     In March, 2001, we issued 1,700,000 shares of restricted stock at $0.068 per share, of which 850,000 shares were issued to Creative Advertising consultants (Ted Klar) and, 850,000 shares were issued to B&H (Ted Klar) pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were issued for services rendered. The investor of the stock was an accredited investor.

     At various times in 2001, Aquatic issued an aggregate of 587,000 shares of restricted stock at an average price of $0.14 per share (price reflected market price) for services pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were issued for services rendered. The investor of the stock was an accredited investor.

     At various times in 2001, Aquatic issued an aggregate of 227,000 shares of restricted stock at an average price of $0.58 per share for the settlement of accounts payable and accrued liabilities (settlement determined stock price) pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were issued for services rendered. The investor of the stock was an accredited investor.

     In, 2001, Aquatic issued 100,000 shares of restricted stock to Mathew Lathian at no cost pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were issued for cash subscriptions for 200,000 common shares received during fiscal 2000. 100,000 of the common shares were issued during fiscal 2000. The investor of the stock was an accredited investor.

Shares issued subsequent to May 31, 2001

     In June, 2001 Aquatic issued 2,500,000 shares of restricted stock at $0.06 per share for the purchase of equipment, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

     In July, 2001 Aquatic issued 400,000 shares of restricted stock at $.04 per share for services, (price reflected market price), pursuant to the exemption provided for under Section 4(2) of the Securities Act of

1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.


Convertible Notes issued (The investors of the securities were accredited
-------------------------------------------------------------------------
investors).
----------

     On May 5, 2,000, Aquatic issued two convertible debentures of $250,000 each for a aggregate of $500,000 in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act")

     On September 29, 2000, Aquatic issued two convertible debentures of $250,000 each for a aggregate of $500,000 in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     On January 25, 2001, Aquatic issued two convertible debentures of $75,000 each for an aggregate of $150,000 in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     On March 14, 2001, Aquatic issued two convertible debentures of $50,000 each for an aggregate of $100,000 in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

Warrants and options issued (The investors of the securities were accredited
----------------------------------------------------------------------------
investors).
----------

     On May 5, 2000, Aquatic issued a total of 250,000 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $0.69 per share, and expire May 4, 2003. These warrants were issued in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     As of July 31, 2000, there were a total of 1,425,250 options outstanding to purchase Aquatic's common stock at an exercise price of $0.52 per share, which was the market price of the options on the granting date of February 22, 2000. These options expire on February 22, 2005. These options were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

     On September 29, 2000, Aquatic issued a total of 250,000 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $0.69 per share and expire September 29, 2003. These warrants were issued in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     On January 25, 2001, Aquatic issued common stock purchase warrants for the right to purchase 75,000 shares of Common Stock of AQCI at $0.35 per share and expire January 25, 2004. These warrants were issued in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     On March 14, 2001, Aquatic issued common stock purchase warrants for the right to purchase 50,000 shares of Common Stock of AQCI at $0.35 per share and expire March 14, 2004. These warrants were issued in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

Transfer Agent and Registrar
----------------------------

The Company's transfer agent is Oxford Transfer & Registrar located at 317 Southwest Alder, Suite 1120, Portland, Oregon, 92704.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Plan of Operation
  -----------------

      The short-term objectives of Aquatic are the following:

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

      Aquatic's long-term objectives are as follows:

      1. To increase lumber reserves to a level that will provide for future revenues and long-term growth.
      2. To continue upgrades of the robotic technology and develop its global awareness.

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

      There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to double from the current level over the next twelve months.

                             Results of Operations

Year Ended May 31, 2001 Compared to Year Ended May 31, 2000
-----------------------------------------------------------

      The company earned revenue of $280,042 for the year ended May 31, 2001, compared with $353,125 for fiscal 2000. Revenue declined during 2001 from 2000 by $73,083 or 20% due to the inability of Sulpam to provide the required "downstream" infrastructure necessary to process the timber harvested from Tucurui as disclosed previously. As a result, during 2001 the Company was faced with the challenge of securing surface support craft and milling facilities for the harvested timber. Difficulties in securing reliable staff and milling facilities resulted in the Company's inability to produce sufficient quantities of processed lumber causing the decline in sales. . Subsequent to May 31, 2001, the Company has hired a project manager based in Brazil, purchased a fleet of surface support craft and has identified several mills to process the harvested timber on a reliable and timely basis.

     Cost of sales for the year ended May 31, 2001 was $528,834 compared to $347,827 for the year ended May 31, 2000, for an increase of $181,007 or 49.1%. The increase in cost of sales reflects the inefficiencies experienced by the Company when Sulpam was unable to provide the downstream infrastructure. Cost of sales is comprised of the costs of harvesting, transporting and processing the timber, consisting primarily of wages, fuel, supplies and contract milling costs.

     Financing fees and interest of $769,423 in fiscal 2001 (2000 -$375,160) consists of fees and interest incurred in connection with the Company's Secured Convertible Debenture Purchase Agreement financing including the issuance of related Investor Warrants. Specifically, in 2001 financing fees included amortization of a beneficial conversion feature of $362,258 (2000 -$367,800), amortization of the fair value the warrants granted of $152,728 (2000- $4,531) and amortization of deferred financing fees and interest on debentures of $254,437 (2000 - $2,829). The beneficial conversion feature was due to the conversion prices of the debentures being lower than the Company's trading price at the commitment date.

     Engineering design expense for the year ending May 31, 2001 was $nil as compared to $60,693 in 2000. Aquatic focused its efforts on production using the harvester in 2001 and therefore no time was spent on research and development. Engineering and construction of the ATH-120 is being conducted by a company controlled by the Aquatic's CEO and largest shareholder.

     Selling, general and administration expenses decreased to $727,275 in 2000 from $851,749 in 2001. These expenses consist primarily of advertising and promotion, professional fees, travel, administrative salaries, office expenses and investor relations expenses. The reduction in administrative costs of $124,474, or 14.6%, is the result of more accurate tracking of costs attributable to the Brazil operation. As a result, costs directly related to the Brazil project were classified as cost of sales or inventory. These expenses were paid for in part, by the issuance of $750,000 in convertible debentures.

     The Company incurred a loss in fiscal 2001 of $1,973,612 compared with a loss of $1,284,408 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash used in operating activities in fiscal 2001 amounted to $738,172 compared to $561,098 in fiscal 2000. The increased use of cash is mainly attributable to the costs incurred in setting up downstream operations in Brazil and increases in selling, general and administrative expenses.

     Financing activities generated net cash of $602,947 in fiscal 2001 compared with $723,500 in fiscal 2000. The cash from financing activities for fiscal year 2001 was generated from the issuance of $750,000 in convertible debentures, less related fees of $122,500 and share issue costs of $24,553, compared to proceeds from the issuance of convertible debentures of $500,000, less financing fees related thereto of $76,500, issuance of common shares for cash of $50,000 and cash subscriptions for common shares of $250,000 in fiscal 2000.

     At May 31, 2001 the Company had cash of $19,892, accounts receivable of $54,963, inventory of $199,892 and deferred financing costs of $19,364 for total current assets of $294,111. The Company did not have any inventory at May 31, 2000. Accounts receivable decreased from $268,813 in 2000 to $54,963 in 2001 as a result of to the Company tightening up credit approval processes due to bad debts incurred by the Company during the year. Accounts payable and accrued liabilities at May 31, 2001 amounted to $186,581 compared to $167,685 in 2000.

     It is anticipated that the $750,000 convertible debentures payable issued during 2001 will be converted into common shares in accordance with the terms of these debentures.

Recent Financing:
-----------------

Two days subsequent to the effectiveness of the registration statement filed by the Aquatic on June 12, 2001, the Company will issue two convertible debentures for an aggregate amount of $250,000, with simple interest accruing at the annual rate of 12%. These debentures will be due three years after the date of issuance. The Holder shall have the right to convert the principal amount and interest due under the debentures into shares of the AQCI's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $0.083, and (2) 67.67% of the average of the lowest three inter-day sales prices of the Common Stock during the twenty Trading Days immediately preceding the applicable Conversion Date. AQCI will also issue additional common stock purchase warrants for the right to purchase 125,000 shares of Common Stock of AQCI at $0.35 per share. The shares that will be issued upon conversion of these debentures are being registered for resale purposes by this registration statement.

     Certain terms and conditions must be met at the time of the closing of the $250,000 in convertible debentures that are to be to be issued within two trading days after the effective date of this registration statement. These terms and conditions are summarized as follows:

       . The representations and warranties given by the company are still valid at the time of funding i.e.,
             i) Aquatic is in good standing under the laws of the state of Nevada,
             ii) the financing transaction is property authorized by the Aquatic Board of Directors and that the debentures are issued free of encumbrances,
             iii) that there are adequate authorized shares available to convert the debentures as provided by the financing agreement,
             iv) all disclosures provided by Aquatic regarding Aquatic, its business and the current financing are true and Aquatic did not omit any statement that an investor may find significant.

       . The registration statement shall be declared effective within ninety days of filing,
       . Aquatic has not broken any laws or incurred any other even which would prevent this registration statement from becoming effective,
       . The trading of Aquatic's stock on the OTC Bulletin Board has not been suspended,
       . Aquatic has not had in excess of 33% of its voting securities acquired.

Registration Statement on Form SB2 filed June 12, 2001
------------------------------------------------------

     Aquatic is registering with the Form SB2, 57,170,096 shares of common stock (of which 4,200,000 have been previously issued as restricted stock) all of which will be freely tradable without restriction or further registration under the Securities Act. This includes:
         .   26,866,437 shares representing an adjustment to the number of shares held on reserve registered on the Form SB2, filed August 21,
             2000, file number 333-44184. These reserve shares that may be needed to account for market fluctuations in the price of the common stock prior to the conversion of the debentures
         .   25,853,659 shares representing the conversion of the aggregate of
             $500,000 of 12% debentures plus estimated interest at a price of
             $.041 per share
         .   250,000 shares underlying warrants to be registered in connection with the secured convertible debenture purchase agreement
         .   4,200,000 shares of other selling shareholders.



ITEM 7.  Financial Statements


     Please refer to pages beginning with F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

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

     The officers and Directors of Aquatic will devote only such time as they deem appropriate in the business affairs of our Company. It is, however, expected that the officers will devote the time deemed necessary to perform their duties for the business of our Company. The amount devoted by each director is discussed below.

     The directors of Aquatic are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified.

Biographies Of Our Executive Officers And Directors

     Gary J. Ackles: Mr. Ackles was appointed to the Board of Directors on July 1,1997, to fill a vacancy. Mr. Ackles was President and founder of Aquatic Cellulose Ltd., and creator of the Aquatic Timber Harvester System. Mr. Ackles has over 25 years expertise in industries that manufacture and sell equipment, with extensive international and domestic experience. Mr. Ackles is an internationally recognized creator of aquatic technologies, and has been involved with numerous equipment based industries including oil and mineral exploration, logging, heavy construction, and aquatic environmental management. Mr. Ackles has introduced and sold equipment in Canada, USA, Middle East, Africa, and South America. Mr. Ackles does not sit on the Board of any other public company. Mr. Ackles dedicates approximately 90% of his time to Aquatic.

     Shane Kerpan: Mr. Kerpan earned a degree in Business Administration from Simon Fraser University and has worked in a variety of staff management positions in both the private and non-profit sectors. Mr. Kerpan also possesses experience in project management and evaluation plus has provided the Company with assistance in project research, development of multi-media presentations and public relations. Mr. Kerpan does not sit on the Board of any other public company. Mr. Kerpan dedicates approximately 5% of his time to Aquatic.

     Claus Wagner-Bartak--Dr. Claus Wagner-Bartak was appointed to the Board of Directors in July, 1997, to fill a vacancy. Dr. Wagner-Bartak was the founder of Spar-Aerospace, the corporation contracted to develop and build the robotic arm that is presently used on the NASA Space Shuttle, that arm being named the "Canada-arm". Mr. Wagner-Bartak does not sit on the Board of any other public company. Mr. Wagner-Bartak dedicates approximately 5% of his time to Aquatic.

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

     To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended May 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10. Executive Compensation

     The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31, 2000 to the Company's Chief Executive Officer, Secretary and Director during such period.

                             Executive Compensation

                                                                                     Long Term Compensation
                                     Annual Compensation                                     Awards
 Payouts
                            ------------------------------------       --------------------------------------------------
(a)                         (b)        (c)          (d)       (e)          (f)          (g)    (h)            (I)
Name                                                       Other (1)                Securities                All
and                                                        Annual      Restricted   Underlying                Other
Principal                                                  Compen      Stock        Options/       LTIP       Compen
Position                    Year       Salary      Bonus   sation($)   Award($)     Sar (#)       Payouts($)  sation ($)
President/CEO               2000      $84,000        0        0         0               0            0           0
Secretary                   2000            0        0        0         0               0            0           0
Director                    2000            0        0        0         0               0            0           0
Key Personnel:              2000            0        0        0         0               0            0           0
Total:                                $84,000        0        0         0               0            0           0
Directors as a
Group                                 $84,000        0        0         0               0            0           0

Chief Executive Officer Compensation:

     As of the filing date of this registration statement, Mr. Ackles' employment agreement has been approved by the Board of Directors but has not been formalized into a written document. Mr. Ackles has been granted an annual salary of $84,000.

(1)  Long Term Incentive Plans (Options)

     There are no long- term incentive plans currently in effect. However, the Board of Directors has granted the directors and officers of the Company stock options that are intended to place each director and officer in an equity position in our Company that roughly equates to their original percentage of shares owned in our Company. These options were issued on February 22, 2000 and are exercisable in whole or in part for five years from the date of issue at an exercise price of $0.52. Closing market price of Aquatic's common stock as quoted on the OTC:BB on February 22, 2000 was $.5156. The number of above options issued were 1,425,250 and are as follows:

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

Name and Address                 Shares Owned Beneficially(1)          Percent of Class
------------------               ----------------------------          -----------------
Gary J. Ackles
3498 Salmon River Bench Rd                  6,855,000                         14.1%
Vernon, B.C. V1T 8Z7

Claus Wagner-Bartak
4092 Lee Highway                              435,000                          0.9%
Arlington, VA 22207

Shane Kerpan
816 George Ann Street                         325,500                          0.7%
Kamloops, B.C. V2C 1L5

Officer/Director as a Group                 7,615,500                         15.7%

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


ITEM 13. Exhibits, List and Reports in Form 8-K

     (a) Exhibits

     Exhibit
Number            Description
------            -----------
3.1  Articles of Incorporation of the Company filed February 28, 1997.  (1)
3.2  Certificate Amending Articles of Incorporation filed November 19, 1997. (1)
3.3  Bylaws of the Company. (1)
4.1  Form of Common Stock Certificate. (2)
4.2  Form of Warrant Agreement with Form of Warrant Election to Purchase. (2)
6.1  Lease for the Premises dated November 1, 1996. (1)
10.1 Form of Secured Convertible Debenture Purchase Agreement. (2)
10.2 Form of Registration Rights Agreement. (2)
10.3 Form of 12% Convertible Debenture. (2)
10.4 Form of Security Agreement. (2)
*

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

                                  Aquatic Cellulose International Corp.
                                  By:   /s/ Gary Ackles
                                            -----------
                                        Gary Ackles
                                        Director, Chief Executive Officer,
                                        President and Chief Accounting Officer

                                        Date September 13, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Ackles           Director, Chief Executive Officer,         September 13, 2001
    ------------
    Gary Ackles           President and Chief Accounting Officer

/s/ Claus Wagner-Bartak   Director                                   September 13, 2001
    -------------------
    Claus Wagner-Bartak

                     Consolidated Financial Statements of

                               AQUATIC CELLULOSE
                              INTERNATIONAL CORP.

                             May 31, 2001 and 2000

                                                                                     Page
                                                                                     ----
                          Index To Audited Financial Statements

Independent Auditor's Report                                                         F-2

Consolidated Balance Sheets as of May 31, 2001 and 2000                              F-3

Consolidated Statements of Loss for the years ended May 31, 2001 and 2000            F-4

Consolidated Statement of Stockholders' (Deficiency) Equity and Comprehensive Loss
 for the years ended May 31, 2001 and 2000                                           F-5

Consolidated Statements of Cash Flows for the years ended May 31, 2001 and 2000      F-6

Notes to Consolidated financial Statements                                           F-7

AUDITOR'S REPORT TO THE STOCKHOLDERS


We have audited the consolidated balance sheets of Aquatic Cellulose International Corp. as at May 31, 2001 and 2000 and the consolidated statements of loss, stockholders' (deficiency) equity and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as at May 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the Company has a working capital deficiency of $467,287 as at May 31, 2001 and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"signed KPMG LLP"

Chartered Accountants


Kelowna, Canada

August 3, 2001

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheets
$ United States

May 31, 2001 and 2000

---------------------------------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Restated
                                                                                                    note 1(o))
Assets
Current assets
     Cash                                                                   $      19,892        $     271,864
     Accounts receivable, net of allowance for doubtful accounts
       of $nil (2000 - $nil)                                                       54,963              268,813
     Inventory (note 2)                                                           199,892                  -
     Deferred financing costs                                                      19,364               73,671
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  294,111              614,348

Advance on equipment purchase (note 5(a))                                         100,000                  -

Fixed assets (note 3)                                                              10,357                4,228

---------------------------------------------------------------------------------------------------------------------------------
                                                                            $     404,468        $     618,576
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' (Deficiency) Equity

Current liabilities
     Accounts payable and accrued liabilities                               $     186,581        $     167,685
     Convertible debentures payable (note 4)                                      574,817              382,031
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  761,398              549,716
Stockholders' (deficiency) equity
     Capital stock
         10,000,000 preferred shares, issuable in series, with
                    a par value of $0.001 per share authorized
        100,000,000 common shares with a par value of $0.001
                    per share authorized, 47,019,315 shares issued
                    (May 31, 2000 - 37,425,985 shares issued)                      47,019               37,426
     Additional paid-in capital                                                 4,073,808            2,527,608
     Deficit                                                                   (4,512,813)          (2,539,201)
     Accumulated other comprehensive income
         Foreign currency translation adjustment                                   35,056               43,027
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (356,930)              68,860
Commitments (note 6)
Subsequent events (note 8)
---------------------------------------------------------------------------------------------------------------------------------
                                                                            $     404,468        $     618,576
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Loss
$ United States

Years ended May 31, 2001 and 2000

---------------------------------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (Restated
                                                                                                    note 1(o))
Sales                                                                       $     280,042        $     353,125
Cost of sales                                                                     528,834              347,827
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (248,792)               5,298

Expenses
     Amortization                                                                   2,647                1,904
     Bad debts                                                                    225,475                  -
     Financing fees and interest                                                  769,423              375,160
     Engineering design                                                               -                 60,693
     Selling, general and administrative                                          727,275              851,949
---------------------------------------------------------------------------------------------------------------------------------
                                                                                1,724,820            1,289,706

---------------------------------------------------------------------------------------------------------------------------------
Loss for the year                                                           $  (1,973,612)       $  (1,284,408)
---------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares                                              40,762,532           36,842,267

Loss per share - basic and diluted                                          $      (0.05)        $      (0.03)
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Stockholders' (Deficiency) Equity and Comprehensive Loss $ United States

Years ended May 31, 2001 and 2000

---------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated         Total
                                                        Additional                         Other Stockholders'
                                  Number      Capital      Paid-in                 Comprehensive        Equity
                               of Shares        Stock      Capital     Deficit            Income  (Deficiency)
---------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999         36,603,985   $   36,604  $ 1,524,430   $(1,254,793)   $    34,565   $    340,806

Issued for cash (note 6(b))      100,000          100       49,900            -              -          50,000
Issued for services
  (note 5(a))                    722,000          722      462,978            -              -         463,700
Financing cost of warrants
  granted in conjunction with
  convertible debentures
  (note 4)                            -            -       122,500            -              -         122,500
Beneficial conversion
  feature of convertible
  debentures payable
  (note 4)                            -            -       367,800            -              -         367,800
---------------------------------------------------------------------------------------------------------------
                              37,425,985       37,426    2,527,608    (1,254,793)        34,565      1,344,806
Comprehensive income:
  Loss                                -            -            -     (1,284,408)            -      (1,284,408)
  Foreign currency
    translation adjustment            -            -            -             -           8,462          8,462
---------------------------------------------------------------------------------------------------------------
Comprehensive income
  (loss)                                                                                            (1,275,946)
---------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000         37,425,985       37,426    2,527,608    (2,539,201)        43,027         68,860

Issued for services
  (note 5(a))                  2,287,000        2,287      309,242            -              -         311,529
Issued for settlement of
  accounts payable and
  accrued liabilities
  (note 5(a))                    227,000          227      133,273            -              -         133,500
Issued upon conversion
  of debentures                6,117,422        6,117      563,083            -              -         569,200
Issued for share subscriptions
  received in 2000
  (note 6(b))                    100,000          100         (100)           -              -              -
Issued in lieu of cash
  payment of interest on
  convertible debentures
  payable                        861,908          862       62,255            -              -          63,117
Share issue costs                     -            -       (24,553)           -              -         (24,553)
Financing cost of warrants
  granted in conjunction with
  convertible debentures
  (note 4)                            -            -        55,000            -              -          55,000
Beneficial conversion
  feature of convertible
  debentures payable
  (note 4)                            -            -       448,000            -              -         448,000
---------------------------------------------------------------------------------------------------------------
                              47,019,315       47,019    4,073,808    (2,539,201)        43,027      1,624,653
Comprehensive loss:
  Loss                                -            -            -     (1,973,612)            -      (1,973,612)
  Foreign currency
    translation adjustment            -            -            -             -          (7,971)        (7,971)
---------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                  (1,981,583)
---------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001         47,019,315   $   47,019  $ 4,073,808 $  (4,512,813)   $    35,056   $   (356,930)
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows
$ United States

Years ended May 31, 2001 and 2000

---------------------------------------------------------------------------------------------------------------
                                                                                     2001                 2000
---------------------------------------------------------------------------------------------------------------
                                                                                                     (Restated
                                                                                                    note 1(o))
Operating activities
     Loss for the year                                                      $  (1,973,612)       $  (1,284,408)
     Non-cash items
         Amortization                                                               2,647                1,904
         Amortization of deferred financing costs                                 176,807                2,829
         Common stock issued for services                                         311,529              463,700
         Amortization of beneficial conversion feature of
           convertible debentures                                                 362,258              367,800
         Common stock issued in lieu of cash payment
           of interest on convertible debentures                                   63,117                   -
         Amortization of financing cost of warrants                               152,728                4,531
     Decrease (increase) in accounts receivable                                   213,850             (261,079)
     Increase in inventory                                                       (199,892)                  -
     Increase in accounts payable and accrued liabilities                         152,396              143,625
---------------------------------------------------------------------------------------------------------------
                                                                                 (738,172)            (561,098)
Financing activities
     Issuance of capital stock                                                         -                50,000
     Receipt of share subscriptions receivable                                         -               250,000
     Share issue costs                                                            (24,553)                  -
     Issuance of debentures                                                       750,000              500,000
     Financing costs                                                             (122,500)             (76,500)
---------------------------------------------------------------------------------------------------------------
                                                                                  602,947              723,500
Investing activities
     Purchase of fixed assets                                                      (8,776)                  -
     Advance on equipment purchase                                               (100,000)                  -
---------------------------------------------------------------------------------------------------------------
                                                                                 (108,776)                  -

Effect of exchange rate changes on cash balances                                   (7,971)               8,556

---------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash                                                      (251,972)             170,958

Cash, beginning of year                                                           271,864              100,906

---------------------------------------------------------------------------------------------------------------
Cash, end of year                                                           $      19,892        $     271,864
---------------------------------------------------------------------------------------------------------------

Interest paid                                                                          -                    -
Income taxes paid                                                                      -                    -

Non-cash financing activities
     Common shares issued for services                                      $     311,529        $     463,700
     Common shares issued for settlement of accounts payable
       and accrued liabilities                                                    133,500                   -
     Common shares issued upon conversion of debentures                           569,200                   -
     Common shares issued in lieu of cash payment of interest
       on convertible debentures payable                                           63,117                   -
     Fair value assigned to warrants issued in conjunction with
       convertible debentures                                                      55,000              122,500
---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the procurement of contracts for the harvest and salvage of submerged timber and the sale of lumber produced from such timber. During 2001, the Company had sales to United States customers of $192,357 (2000 - $262,500) and Brazil customers aggregating $87,685 (2000 - $90,625).

1.   Significant accounting policies:

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at May 31, 2001, the Company had a working capital deficiency of $467,287, a deficit of $4,512,813 and has suffered recurring losses from operations. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

     b)  Basis of presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Aquatic Cellulose Ltd. All significant intercompany balances and transactions have been eliminated.

     c)  Translation of financial statements

          The Company's functional currency is the United States dollar. The Company's subsidiary, Aquatic Cellulose Ltd., operates in Canada and its operations are conducted in Canadian currency. However, its functional currency has been determined to be the United States dollar. The method of translation applied is as follows:

        i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.5361 (May 31, 2000 - $1.4965).

        ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.

        iii) Revenues and expenses are translated at the rate of exchange in effect at the transaction date.

        iv) The net adjustment arising from the translation is included in the consolidated statement of loss.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 2
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     c)  Translation of financial statements (continued)

         To November 30, 2000, the functional currency of Aquatic Cellulose Ltd. was the Canadian dollar. Accordingly, the net adjustment to November 30, 2000 arising from the translation of Canadian dollar operations into United States dollars has been recorded as a translation adjustment which is included in accumulated other comprehensive income.

     d)  Inventory

         Inventory is recorded at the lower of cost, determined on a first in, first out basis, and net realizable value. Cost includes costs of materials, labour and manufacturing overhead.

     e)  Fixed assets

         Fixed assets are recorded at cost. The carrying values of fixed assets are reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of assets over their estimated useful life:

         --------------------------------------------------------------------------------------------
         Asset                                                           Method                 Rate
         --------------------------------------------------------------------------------------------
         Computer equipment                                   Declining balance                  30%
         Furniture and equipment                              Declining balance                  20%
         Leasehold improvements                                   Straight-line                  20%
         --------------------------------------------------------------------------------------------


     f)  Warrants issued in conjunction with convertible debt

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

     g)  Revenue recognition

         The Company recognizes sales when goods are shipped and the title and the risks and rewards of ownership have been transferred from the Company to the customer.

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 3
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     h)  Management estimates (continued)

         The collectibility of accounts receivable and the determination of the lower of cost and net realizable value of inventory are based on management estimates. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

     i)  Financial instruments

         The fair values of the Company's cash, accounts receivable and accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of the instruments. The fair value of the convertible debentures payable approximates their carrying amount due to the fixed interest rate of the debentures closely approximating floating rates at the financial statement date.

     j)  Loss per share

         Basic loss per share has been calculated using the weighted average number of shares outstanding during the period. The dilutive effect of outstanding warrants (note 4) and stock options (note 5(b)) has not been calculated as their effect on basic loss per share would be antidilutive. As the Company has a loss in each period presented, basic and diluted loss per share are the same.

     k)  Stock option plan

         The Company applies APB Opinion No. 25 in accounting for stock options granted to employees whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value at the date the related services are provided.

     l)  Income taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess. Although the Company has consolidated loss carryforwards of approximately $2,600,000, no amount has been reflected on the balance sheet for deferred income taxes as the deferred income tax asset has been fully offset by a valuation allowance.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 4
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     m)  Commitments and contingencies

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

     n)  New accounting pronouncement

         In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Adoption of this standard is not expected to materially impact the Company's results of operations or financial position as, to date, the Company has not entered into any derivative instruments.

     o)  Restatement of comparative figures

         The May 31, 2000 comparative figures have been restated to account for a beneficial conversion feature on the convertible debentures issued during 2000 (note 4), and the deferral and amortization of financing costs related to the debentures. Accordingly, the 2000 financial statements have been adjusted as follows:

         ------------------------------------------------------------------
         Consolidated balance sheet
         ------------------------------------------------------------------

         Increase in deferred financing costs                  $    73,671
         Decrease in convertible debentures payable                117,969
         Increase in additional paid in capital                   (490,300)
         ------------------------------------------------------------------
         Increase in deficit                                   $  (298,660)
         ------------------------------------------------------------------

         The loss for 2000 increased by an increase in financing fees and interest of $298,660.

         There was no change to 2000 basic and diluted loss per share.

         There was no change to 2000 cash flows from operations, financing or investing activities.

2.   Inventory:

     ---------------------------------------------------------------------------
                                                           2001          2000
     ---------------------------------------------------------------------------
     Logs                                            $   91,982        $      -
     Rough cut lumber                                   107,910               -
     ---------------------------------------------------------------------------
                                                     $  199,892        $      -
     ---------------------------------------------------------------------------

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 5
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------


3.   Fixed assets:

     -----------------------------------------------------------------------------------
                                                                                    2001
     -----------------------------------------------------------------------------------
                                                          Accumulated           Net book
                                               Cost      amortization              value
     -----------------------------------------------------------------------------------
     Computer equipment                   $   3,931      $   2,067            $   1,864
     Furniture and equipment                 11,701          3,208                8,493
     Leasehold improvements                   4,853          4,853                  -
     -----------------------------------------------------------------------------------
                                          $  20,485      $  10,128            $  10,357
     -----------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------
                                                                                   2000
     -----------------------------------------------------------------------------------
                                                          Accumulated           Net book
                                               Cost      amortization              value
     -----------------------------------------------------------------------------------
                                                                              (Restated
                                                                             note 1(o))
     Computer equipment                   $   2,287      $   1,620            $     667
     Furniture and equipment                  4,569          1,977                2,592
     Leasehold improvements                   4,853          3,884                  969
     -----------------------------------------------------------------------------------
                                          $  11,709      $   7,481            $   4,228
     -----------------------------------------------------------------------------------

4.   Convertible debentures payable:

     Convertible debentures payable bear interest at 12%, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. The debentures due on May 4, 2002 and September 29, 2001, aggregating $525,800 at May 31, 2001, are convertible into the Company's common shares at the lesser of $0.60 per share and 70% of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $155,000 of the debentures at May 31, 2001 are convertible into common shares at the lesser of $0.083 per share and 67.67% of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, $525,800 of the debentures will automatically convert to common shares. The remaining $155,000 of the debentures do not automatically convert to common shares on their due dates.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 6
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

4.   Convertible debentures payable (continued):

     The debentures are due as follows:

     ----------------------------------------------------------------------------------------------------------
                                                    Outstanding                                     Outstanding
     Due Date                                      May 31, 2000        Issued       Converted      May 31, 2001
     ----------------------------------------------------------------------------------------------------------
     May 4, 2002                                      $ 500,000      $       -     $ (474,200)       $   25,800
     September 29, 2001                                       -        500,000              -           500,000
     January 25, 2002                                         -        150,000        (95,000)           55,000
     March 14, 2002                                           -        100,000              -           100,000
     ----------------------------------------------------------------------------------------------------------
                                                      $ 500,000      $ 750,000     $ (569,200)          680,800
     -----------------------------------------------------------------------------------------------

     Unamortized discount related to warrants granted in conjunction with
       the issuance of the convertible debentures payable                                               (20,241)
     Unamortized discount related to beneficial conversion option on the
       convertible debentures payable                                                                   (85,742)
                                                                                                  -------------
                                                                                                  $     574,817
                                                                                                  -------------
     ----------------------------------------------------------------------------------------------------------
                                                    Outstanding                                    Outstanding
     ----------------------------------------------------------------------------------------------------------
     Due Date                                      May 31, 1999        Issued       Converted     May 31, 2000
     ----------------------------------------------------------------------------------------------------------
     May 4, 2002                                  $        -        $   500,000     $      -      $   500,000
     ------------------------------------------------------------------------------------------
     Unamortized discount related to warrants granted in conjunction with
       the issuance of the convertible debentures payable                                             (117,969)
                                                                                                   ------------
                                                                                                   $   382,031
                                                                                                   ------------
     In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

     ----------------------------------------------------------------------------------------------------------
                                  Price per         Outstanding                                    Outstanding
     Expiry Date                      share        May 31, 2000        Issued      Exercised      May 31, 2001
     ----------------------------------------------------------------------------------------------------------
     May 4, 2003                       $0.69         250,000              -            -             250,000
     September 29, 2003                $0.69               -        250,000            -             250,000
     January 25, 2004                  $0.35               -         75,000            -              75,000
     March 14, 2004                    $0.35               -         50,000            -              50,000
     ----------------------------------------------------------------------------------------------------------
                                                     250,000        375,000            -             625,000
     ----------------------------------------------------------------------------------------------------------
     ----------------------------------------------------------------------------------------------------------
                                  Price per         Outstanding                                    Outstanding
     Expiry Date                      share        May 31, 1999        Issued       Converted     May 31, 2000
     ----------------------------------------------------------------------------------------------------------
     May 4, 2003                    $0.69                -             250,000             -         250,000
     ----------------------------------------------------------------------------------------------------------

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 7
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

4.   Convertible debentures payable (continued):

     The convertible debentures contain a beneficial conversion feature as the debenture holders were granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance, both of which result in the convertible debentures initially being recorded at a carrying amount which is less than their face value. The debenture proceeds attributable to the warrants was estimated to be $55,000 (2000 - $122,500). The fair value of the debenture proceeds attributable to the warrants was determined using the Black Scholes method using the following assumptions: the three year life of the warrants, volatility factor of 115%, risk free rate of 5.5% and no expected dividend yield. The intrinsic value of the beneficial conversion option has been calculated as $448,000 (2000 - $367,800) which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. The beneficial conversion option on convertible debt instruments issued prior to November 15, 2000 is being accreted over the period to the first possible conversion date in accordance with EITF 98-5. The beneficial conversion option on other convertible debt is being accreted over the term of the debt in accordance with EITF 00-27. As a result, interest expense of $362,258 (2000 - $367,800), discount on the convertible debentures of $85,742 (2000 - $nil) and a corresponding increase in additional paid-in capital of $448,000 (2000 - $367,800) have been recorded in the consolidated balance sheet and consolidated statements of loss and stockholders' (deficiency) equity and comprehensive loss.

5.   Capital stock:

     a) During 2001, the Company issued 2,287,000 (2000 - 722,000) common shares for services, and 227,000 (2000 - nil) common shares for settlement of accounts payable and accrued liabilities which are restricted under rule 144a.

     b)  Stock options:

         The Company's stock options vested on the date of issue.

         -----------------------------------------------------------------------------------------------------
                                  Price per         Outstanding                                    Outstanding
         Expiry Date                  share        May 31, 2000        Issued       Exercised     May 31, 2001
         -----------------------------------------------------------------------------------------------------
         February 22, 2005          $  0.52          1,425,250              -             -         1,425,250
         -----------------------------------------------------------------------------------------------------
         -----------------------------------------------------------------------------------------------------
                                  Price per         Outstanding                                    Outstanding
         Expiry Date                  share        May 31, 1999        Issued       Exercised     May 31, 2000
         -----------------------------------------------------------------------------------------------------
         February 22, 2005          $  0.52               -         1,425,250             -         1,425,250
         -----------------------------------------------------------------------------------------------------

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 8
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

5.   Capital stock (continued):

     b)  Stock options:

         The Company applies APB Opinion No. 25 in accounting for its Stock Option Plan and, accordingly, because options have been granted at the current market price on the issue date, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's loss for the year would have been increased to the proforma amounts below:

         -----------------------------------------------------------------------
                                                        2001               2000
         -----------------------------------------------------------------------
                                                                       (Restated
                                                                      note 1(o))
         Loss for the year
           As reported                               $      -     $  (1,284,408)
           Proforma                                  $      -     $  (1,723,615)
         Loss per share
           As reported                               $      -     $       (0.03)
           Proforma                                  $      -     $       (0.05)
         -----------------------------------------------------------------------

         The fair value of the options granted during 2000 has been determined using the Black Scholes Method using the expected one year life of the options, a volatility factor of 161%, a risk-free rate of 6.22% and no assumed dividends. No stock options were granted during 2001.

6.   Commitments:

     a) Pursuant to a manufacturing agreement with a company that is controlled by the Company's CEO and largest shareholder, the Company is committed to providing the financing for the construction and acquisition of an Aquatic Timber Harvesting Machine at a cost of $750,000.

         During the year ended May 31, 2001, the Company advanced $100,000 to finance the commencement of the construction of the new aquatic timber harvester.

     b) During the year ended May 31, 2000, the Company received $50,000 for subscriptions for 200,000 common shares, which are restricted under rule 144a, of which 100,000 of the shares were issued during fiscal 2000. The remaining 100,000 shares were issued during fiscal 2001.

7.   Notes receivable:

     During the year ended May 31, 1999, the Company loaned $105,450 to three Directors for the exercise of Company stock options. These loans are unsecured, do not bear interest and are due on July 24, 2002. The notes receivable were recorded as a reduction of additional paid in capital in fiscal 1999.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 9
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

8.   Subsequent events:

     Subsequent to May 31, 2001, the Company issued the following common shares:

     a) 400,000 shares, restricted under rule 144a, for services with a value equivalent to the fair market value of the shares issued of $16,000;

     b) 2,500,000 shares, restricted under rule 144a, with a fair market value of $100,000 to acquire a fleet of boats to be used in the Company's Brazilian operation;

     c) 736,236 shares in lieu of cash payment for interest of $20,615 on the convertible debentures; and

     d)  508,130 shares upon conversion of $12,500 of convertible debentures.

9.   Comparative figures:

     Certain of the 2000 figures have been reclassified to conform with the financial statement presentation adopted in 2001.