Form 10QSB
period 2001-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2001-10-22
CIK 1081242

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2001
                                                ---------------

                                       OR

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384
                                                -------

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

 Nevada                                                  82-0381904
---------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

         3704 32nd Street, Suite 301 Vernon, B.C.                VIT 5N6
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

       Registrant's Telephone number, including area code: (250) 558-5470


  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class of Common Stock            August 31, 2001
                  ---------------------            ---------------
                     $.001 par value                  51,862,007

             Transitional Small Business Disclosure Format Yes __ No X
                                                                    --

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.
                                      Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at
               May 31, 2001 and August 30, 2001 (unaudited)

             Condensed Consolidated Statements of Operations
               for the three months ended August 30, 2001
               (unaudited) and 2000 (unaudited)

             Condensed Consolidated Statements of Stockholders'
               Deficiency and Comprehensive Income for the three months ended August 30, 2001 (unaudited)

             Condensed Consolidated Statements of Cash Flows for
               the nine months ended August 30, 2001 (unaudited) and 2000 (unaudited)

             Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Defaults Upon Senior Securities:

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM I.  FINANCIAL STATEMENTS
AQUATIC CELLULOSE INTERNATIONAL CORP.




                Consolidated Financial Statements of

                AQUATIC CELLULOSE
                INTERNATIONAL CORP.

                Three month period ended August 31, 2001

                (Unaudited)

AQUATIC CELLULOSE INTERNATIONAL CORP.
Consolidated Balance Sheets
$ United States

August 31, 2001 and May 31, 2001


--------------------------------------------------------------------------------------------------------------------
                                                                               August 31,              May 31,
                                                                                     2001                 2001
                                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Assets

Current assets
    Cash                                                                      $    2,690         $      19,892
    Accounts receivable, net of allowance of $nil (May 31, 2001 - $nil)              448                54,963
    Prepaid expense                                                              100,000                     -
    Inventory                                                                    101,945               199,892
    Deferred financing costs                                                      10,785                19,364
--------------------------------------------------------------------------------------------------------------------
                                                                                 215,868               294,111

Advance on equipment purchase                                                    100,000               100,000

Fixed assets                                                                       9,792                10,357

--------------------------------------------------------------------------------------------------------------------
                                                                              $  325,660         $     404,468
=====================================================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities
    Accounts payable and accrued liabilities                                  $  224,367         $     186,581
    Convertible debentures payable (note 2)                                      588,950               574,817
--------------------------------------------------------------------------------------------------------------------
                                                                                 813,317               761,398
Stockholders' deficiency
    Capital stock
     10,000,000 preferred shares, issuable in series, with
                a par value of $0.001 per share authorized
    100,000,000 common shares with a par value of $0.001
                per share authorized, 51,862,007 shares issued
                (May 31, 2001 - 47,019,315 shares issued)                         51,862                47,019
    Additional paid-in capital                                                 4,230,580             4,073,808
    Deficit                                                                   (4,805,155)           (4,512,813)
    Accumulated other comprehensive income
       Foreign currency translation adjustment                                    35,056                35,056
--------------------------------------------------------------------------------------------------------------------
                                                                                (487,657)             (356,930)
Subsequent event (note 3)

--------------------------------------------------------------------------------------------------------------------
                                                                              $  325,660         $     404,468
====================================================================================================================

See accompanying notes to consolidated financial statements

On behalf of the Board:

________________________  Director            ________________________  Director

AQUATIC CELLULOSE INTERNATIONAL CORP.
Consolidated Statements of Loss
$ United States

Three month periods ended August 31, 2001 and 2000
(Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                     2001              2000
--------------------------------------------------------------------------------------------------------------------
Sales                                                                       $      42,235       $    34,249
Cost of sales                                                                     182,922            84,463
--------------------------------------------------------------------------------------------------------------------
                                                                                 (140,687)          (50,214)

Expenses
   Amortization                                                                       565               648
   Financing fees and interest                                                     79,614                 -
   Selling, general and administrative                                             71,476           131,409
   -----------------------------------------------------------------------------------------------------------------
                                                                                  151,655           132,057

--------------------------------------------------------------------------------------------------------------------
Net loss                                                                    $    (292,342)      $  (182,271)
====================================================================================================================

Weighted average number of shares                                              49,689,125        37,425,985

Loss per share                                                              $       (0.01)      $     (0.00)
====================================================================================================================

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss $ United States

Three month period ended August 31, 2001
(Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                      Foreign

                                   Capital Stock      Additional                     Currency         Total
                               ---------------------
                                Number                   Paid-in                  Translation  Stockholders'
                             of Shares        Amount     Capital        Deficit    Adjustment    Deficiency
--------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001       47,019,315  $     47,019  $4,073,808  $  (4,512,813)   $   35,056   $  (356,930)

Issued for promotional
  services                     400,000           400      15,600              -             -        16,000

Issued upon conversion
  of debentures              1,206,456         1,207      23,793              -             -        25,000

Issued in lieu of cash
  payment of interest on
  convertible debentures
  payable                      736,236           736      19,879              -             -        20,615

Issued for prepaid
  consulting services        2,500,000         2,500      97,500              -             -       100,000
--------------------------------------------------------------------------------------------------------------------
                            51,862,007        51,862   4,230,580     (4,512,813)       35,056      (195,315)

Comprehensive loss:
  Net loss                           -             -           -       (292,342)            -      (292,342)
--------------------------------------------------------------------------------------------------------------------
Balance, August 31,
 2001                       51,862,007  $     51,862  $4,230,580  $  (4,805,155)   $   35,056   $  (487,657)
====================================================================================================================

See accompanying notes to consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.
Consolidated Statements of Cash Flows
$ United States

Three month period ended August 31, 2001 and 2000
(Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                    2001                  2000
--------------------------------------------------------------------------------------------------------------------
Operating activities:
     Loss for the period                                                     $  (292,342)          $  (182,271)
     Non-cash items:
         Amortization                                                                565                   648
         Amortization of deferred financing costs                                  8,579                     -
         Amortization of beneficial conversion feature of convertible
            debentures                                                            33,745                     -
         Amortization of financing cost of warrants                                5,388                     -
         Interest paid by issuance of common shares                               20,615                     -
         Promotional services paid by issuance of common shares                   16,000                     -
     Changes in non-cash working capital:
         Decrease (increase) in accounts receivable                               54,515                (3,341)
         Decrease (increase) in inventory                                         97,947              (150,596)
         Increase in accounts payable and accrued liabilities                     37,786               115,955
         -----------------------------------------------------------------------------------------------------------
                                                                                 (17,202)             (219,605)

Investing activities:
     Purchase of fixed assets                                                          -                (8,842)
     Advances on equipment purchase                                                    -                     -
     ---------------------------------------------------------------------------------------------------------------
                                                                                       -                (8,842)

Effect of exchange rate changes on cash balances                                       -                    96

--------------------------------------------------------------------------------------------------------------------
Decrease in cash in period                                                       (17,202)             (228,351)

Cash, beginning of period                                                         19,892               271,864

--------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                          $     2,690           $    43,513
====================================================================================================================


Supplementary information:
     Interest paid                                                           $         -           $         -
     Income taxes paid                                                                 -                     -
     ===============================================================================================================


Non-cash financing activities:
     Common shares issued for promotional services                                16,000                     -
     Common shares issued for prepaid consulting services                        100,000                     -
     Common shares issued on conversion of convertible debentures                 25,000                     -
     Common shares issued in lieu of cash payment of interest on
       convertible debentures                                                     20,615                     -

    ================================================================================================================

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
$ United States

Three month period ended August 31, 2001
(Unaudited)

--------------------------------------------------------------------------------

     Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the procurement of contracts for the harvest and salvage of submerged timber and the sale of lumber produced from such timber.


1.   Significant accounting policies:

     a)  Going concern

         These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at August 31, 2001, the Company had a working capital deficiency of $597,449, a deficit of $4,805,155 and has suffered recurring losses from operations. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

     b)  Basis of presentation

         The accompanying financial statements as at August 31, 2001 and for the three month period then ended are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America have been made. These financial statements have been prepared consistent with the accounting policies described in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended May 31, 2001 and should be read in conjunction therewith.

AQUATIC CELLULOSE INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
$ United States

Three month period ended August 31, 2001
(Unaudited)

--------------------------------------------------------------------------------

2.      Convertible debentures payable:

    The debentures are due as follows:

     ------------------------------------------------------------------------------------------------------------
                                                    Outstanding                                      Outstanding
     Due Date                                      May 31, 2001        Issued        Converted   August 31, 2001
     ------------------------------------------------------------------------------------------------------------
     May 4, 2002                                    $    25,800     $       -     $          -     $      25,800
     September 29, 2001                                 500,000             -                -           500,000
     January 25, 2002                                    55,000             -          (25,000)           30,000
     March 14, 2002                                     100,000             -                -           100,000
     ------------------------------------------------------------------------------------------------------------
                                                    $   680,800     $       -     $    (25,000)          655,800
     ============================================================================================================

     Unamortized discount related to warrants granted in conjunction with
       the issuance of the convertible debentures payable                                                (14,853)

     Unamortized discount related to beneficial conversion option on the
       convertible debentures payable                                                                    (51,997)
                                                                                                   -------------
                                                                                                   $     588,950
                                                                                                   =============

3.  Subsequent event:

    Subsequent to August 31, 2001, the Company issued 1,116,072 shares upon conversion of $12,500 of the convertible debentures.

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

         Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. Recent financing has been obtained and the underlying shares are being registered in this registration statement that has been filed but not yet effective.

         There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to double from the current level over the next twelve months.

Results of Operations
---------------------

Three Months Ended August 31, 2001 Compared to August 31, 2000

         The company realized revenue of $ 42,235 for the three months ended August 31, 2001 which were comparable with $ 34,249 for the three months ended August 31, 2000.

         Cost of sales for the three month period ended August 31, 2001, was $ 182,922 compared with $ 84,463 for the three month period ended August 31, 2000. Cost of sales is higher than anticipated by management due to the processing of some special dimensional wood in Belem as well as processing difficulties with the mill in Brazil.

         Operating costs and expenses for the three months ended August 31, 2001 and August 31, 2000, were $ 151,655 and $ 132,057 respectively for an increase of $19,598 or 14.8%. The increase is attributable to increased promotional services, and professional fees.

Liquidity and Capital Resources

         Net cash used in Operating Activities for the three month period ended August 31, 2001 and 2000 was $ 17,202 and $ 219,605 respectively, for a decrease in cash used in operating activities of $ 202,403.

         Net cash used in investing activities was $ nil and $ 8,842 for the three month period ended August 31, 2001 and 2000 respectively.

         Net cash from financing activities was $ nil and $ nil for the three month periods ended August 31, 2001 and 2000 respectively.

         Net loss increased from $ 182,271 for the three month period ended August 31, 2000 to $ 292,342 for the three month period ended August 31, 2001, representing a increase in the loss of $ 110,071.

         As at August 31, 2001, the Company had a working capital deficiency of $ 597,449 and a deficit of $4,805,155. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

Recent Financing

         On January 25, 2001, a Securities Purchase Agreement (the "Agreement") was entered into which calls for the issuance of $500,000 of 12% Convertible Debentures that can be converted into shares of common stock. Bridge funding of $125,000 has been issued on January 25, 2001 with a maturity date of January 25, 2002 and $100,000 on March 14, 2001 with a maturity date of March 14, 2002, with the remaining $250,000 in convertible debentures to be issued the second trading day after the effectiveness of this registration statement. The debentures are convertible (plus related interest expense) into the Company's common stock at the lesser of (1) $.083 per share and (2) 66.67% of the average of the lowest three inter-day prices during the twenty trading days immediately preceding the conversion date. In conjunction with the financing 125,000 warrants to purchase common stock have been issued and 125,000 warrants to purchase shares of common stock are to be issued the second trading day after the effectiveness of this registration statement.

         Certain terms and conditions must be met at the time of the closing of the $250,000 convertible debenture that is to be to be issued within two trading days after the effective date of this registration statement. These terms and conditions are summarized as follows:

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

          . The registration statement shall be declared effective within ninety days of filing,
          . Aquatic has not broken any laws or incurred any other event which would prevent this registration statement from becoming effective,
          . The trading of Aquatic's stock on the OTC Bulletin Board has not been suspended,
          . Aquatic has not had in excess of 33% of its voting securities acquired.

     The warrants to be issued are each exercisable at an exercise price per share of $0.35. Interest on the debentures is payable on a quarterly basis on March 31, June 30, September 30 and December 31 of each year while such debentures are outstanding and on each date of conversion, whichever occurs earlier. Interest may be paid, at our option, in cash or common stock. Any debentures outstanding one year after execution, automatically convert into shares of our common stock at the then applicable conversion price unless, there is not an effective registration statement covering the underlying securities, or there are not enough shares authorized or reserved for issuance of the shares upon conversion. The debentures are redeemable under certain circumstances.

     Each holder of the 12% convertible debenture may not convert its securities into shares of the Company's common stock if after the conversion, such holders, together with any of its affiliates, would beneficially own over 4.999% of the outstanding shares of the Company's common stock. This percent ownership restriction may be waived by each holder on not less than 61 days' notice to the Company. Since the number of shares of the Company's common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of the Company's common stock prior to a conversion, the actual number of shares of the Company's common stock that will be issued under the debentures, and consequently the number of shares of the Company's common stock that will be beneficially owned by AJW Partners and New Millennium Capital Partners II cannot be determined at this time. Because of this fluctuating characteristic, we agreed to register a number of shares of the Company's common stock that exceeds the number of the Company's shares of common stock currently beneficially owned by AJW Partners and New Millennium Capital Partners II. The number of shares of the Company's common stock listed in the table below as being beneficially owned by AJW Partners and New Millennium Capital Partners II includes the shares of the Company's common stock that are issuable to AJW Partners and New Millennium Capital Partners subject to the 4.999% limitation, upon conversion of their debentures and exercise of their warrants. However, the 4.999% limitation would not prevent AJW Partners and New Millennium Capital Partners from acquiring and selling in excess of 4.999% of the Company's common stock through a series of conversions and sales under the debentures and acquisitions and sales under the warrants.

     The underlying shares of this financing have been submitted for registration on form SB2 on June 12, 2001 and an Amendment No. 1 to form SB2 on October 9, 2001. The registration statement is being reviewed by the SEC and has not been cleared as of the filing of this form 10QSB.

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. Legal Proceedings

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. Changes in Securities and Use of Proceeds

Shares of common stock issued
-----------------------------

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

     In December 1999 through May, 2000, the Aquatic issued 722,000 restricted
     ----------------------------------
shares valued at an average of $0.642 per share (price reflected market price) for services, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investors of the stock at this time were accredited investors.

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

Convertible Notes issued
------------------------

     The investors of these securities were accredited investors.

     On May 5, 2,000, Aquatic issued two convertible debentures of $250,000 each for a aggregate of $500,000 in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors

     On September 29, 2000 Aquatic issued issued two convertible debentures of $250,000 each for a aggregate of $500,000 in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors

     On March 14, 2001 Aquatic issued issued two convertible debentures of $50,000 each for an aggregate of $100,000 in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

Warrants and options issued:
---------------------------

     On May 5, 2000, Aquatic issued a total of 250,000 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $.69 per share, and expire May 4, 2003. These warrants were issued in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

     As of July 31, 2000, there were a total of 1,425,250 options outstanding to purchase Aquatic's common stock at an exercise price of $0.52 per share, which was the market price of the options on the granting date of February 22, 2000. These options expire on February 22, 2005. These options were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investors of these securities were accredited investors.

     On September 29, 2000, Aquatic issued a total of 250,000 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $.69 per share and expire September 29, 2003. These warrants were issued in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

     On January 25, 2001, Aquatic issued common stock purchase warrants for the right to purchase 75,000 shares of Common Stock of AQCI at $.35 per share and expire January 25, 2004. These warrants were issued in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

     On March 14, 2001, Aquatic issued common stock purchase warrants for the right to purchase 50,000 shares of Common Stock of AQCI at $.35 per share and expire March 14, 2004. These warrants were issued in accordance with (S) 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

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

Registrant: AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                                  Title                   Date
--------------                             ------------            ----

By:  /s/ Gary Ackles                Chief Executive Officer,  October 22, 2001
     ----------------------
         Gary Ackles                Director - Chairman

By:  /s/ Claus Wagner-Bartak        Director                  October 22, 2001
     -----------------------
         Claus Wagner-Bartak