Form 10KSB/A
period 2001-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2001-11-30
CIK 1081242

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB/A

     (MarkOne)
     [X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2001.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                        Commission file number 0-27063

                     AQUATIC CELLULOSE INTERNATIONAL CORP.
            -------------------------------------------------------
                (Name of small business issuer in its charter)

           Nevada                                         82-0381904
-------------------------------             ------------------------------------
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

Yes   X   No
     ---     ---

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

  Aquatic uses a simple but effective way to obtain timber and the rights to harvest timber in Canada. First, Aquatic researches a potential site to ensure sufficient timber resources exist. If the reserve is adequate, Aquatic meets with the local government officials to determine the ownership of the wood reserve. In cases where the wood has sunk to the bottom of the water location, the local government takes ownership of the wood to ensure that all local environmental concerns are addressed. Once ownership is determined, Aquatic applies for an appropriate salvage permit. To date Aquatic has acquired only one salvage permit in Canada, on July 20/th/, 1998, allowing the salvaging of
timber at Monty Lake, in Central British Columbia, Canada.     Aquatic harvested
timber, pursuant to the salvage permit, within a designated area from July 21, 1998 to October 31, 1998.

  Obtaining timber and the rights to harvest in foreign countries is approached slightly differently. In this case, Aquatic meets with all appropriate government officials to receive approval from the host country to evaluate its inundated (flooded) forests. Once approval is received, Aquatic evaluates the target site to ensure sufficient volumes of timber exist. Finally, Aquatic forms a strategic alliance in the applicable country with a partner chosen for their ability to implement the project, operate the project on an on going basis and put in place the down stream infrastructure to process the timber.

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

Marketing and distribution Process

     Upon receiving a purchase order for its goods, Aquatic manages the product from the initial wood harvesting through manufacturing to the final point of
sale.   The steps involved are as follows:

          . The product is first marketed through wood distributors, which provide Aquatic with purchase orders;
          . Wood is then harvested and transported to a primary milling facility where the wood is cut to rough sawn lumber;
          . The rough sawn lumber is then shipped to a secondary milling factory where the wood is milled into pre-finished wood products specified by the purchase order;
          . The pre-finished wood is then bundled, wrapped and trucked to a ship-loading yard. Where it is placed aboard a cargo ship - freight on board ("FOB");
          . Once the product is aboard the cargo ship the customer assumes liability for the product.

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

ITEM 4.  Submission of Matters to a Vote of Securities Holders

          On March 5, 2001 at a "Special Meeting" of Aquatics' shareholders, an amendment to Aquatic's Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 to 100,000,000 was approved.

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

     In January 1999, Aquatic issued 1,350,000 restricted shares to various consultants and vendors for services and product rendered. These shares were valued at $0.027 per share (approximately market value and represented fair value for services rendered). These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock at this time were accredited investors.

     In February 1999, Aquatic issued 10,523,336 shares to various investors pursuant to the exemption to registration provided under Rule 504 of Regulation
D of the Securities Act of 1933, as amended.   These shares were sold for cash
at $0.024 per share (sale price was set at approximately a 30% discount to market at the time of filing). The investors of the stock were accredited investors.

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

     In, 2001, Aquatic issued 100,000 shares of restricted stock to Mathew Lothian at no cost pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were issued for cash subscriptions for 200,000 common shares received during fiscal 2000. 100,000 of the common shares were issued
during fiscal 2000.   The investor of the stock was an accredited investor.

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

Convertible Notes issued (The investors of the securities were accredited investors).

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

Warrants and options issued (The investors of the securities were accredited investors).

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

                             Results of Operations

Year Ended May 31, 2001 Compared to Year Ended May 31, 2000

     The company earned revenue of $280,042 for the year ended May 31, 2001, compared with $127,650 for fiscal 2000. Revenue increased during 2001 from 2000 by $152,392 or 119% due to only a few sales during 2000 as harvesting commenced part way through 2000. The Company has harvested Tender for (Timber for) the majority of 2001.

     Subsequent to May 31, 2001, the Company has hired a project manager based in Brazil, purchased a fleet of surface support craft and has identified several mills to process the harvested timber on a reliable and timely basis.

     Cost of sales for the year ended May 31, 2001 was $750,926 compared to $125,735 for the year ended May 31, 2000, for an increase of $625,191 or 497.2%. The increase in cost of sales reflects the inefficiencies experienced by the Company when Sulpam was unable to provide the required "downstream" infrastructure necessary to process the timber harvested from Tucurui. As a result, during 2001 the Company was faced with the challenge of securing surface support craft and milling facilities for the harvested timber (see page twenty "Our Business"). Difficulties in securing reliable staff and milling facilities resulted in the Company's inability to produce sufficient quantities of processed lumber causing the increase in cost of sales. Cost of sales is comprised of the costs of harvesting, transporting and processing the timber, consisting primarily of wages, fuel, supplies and contract milling costs.

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

     Aquatic did not incur any research and development costs during the fiscal year ending May 31, 2001 or in the fiscal period ending May 31, 2000. There are no anticipated research and development expeditures to be incurred over the next twelve month period.

     The Company incurred a loss in fiscal 2001 of $1,970,229 compared with a loss of $1,287,791 in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

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

     At May 31, 2001 the Company had cash of $19,892, accounts receivable of $54,963, inventory of $199,892 and deferred financing costs of $19,364 for total current assets of $294,111. Accounts receivable increased from $43,338 in 2000 to $54,963 in 2001 as a result of to the Company making more sales to an increased number of customers in 2001 compared to 2000. Accounts payable and accrued liabilities at May 31, 2001 amounted to $186,581 compared to $167,685 in 2000. Inventory decreased from $ 222,092 in 2000 to $ 199,892 in 2001 due to sales volumes reducing inventory on hand at May 31, 2001 compared to May 31, 2000.

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

Biographies Of Our Executive Officers And Directors

     Gary J. Ackles: Mr. Ackles was appointed to the Board of Directors on July 1,1997, to fill a vacancy. Mr. Ackles was President and founder of Aquatic Cellulose Ltd., and creator of the Aquatic Timber Harvester System. Mr. Ackles has over 25 years expertise in industries that manufacture and sell equipment, with extensive international and domestic experience. Mr. Ackles is an internationally recognized creator of aquatic technologies, and has been involved with numerous equipment-based industries including oil and mineral exploration, logging, heavy construction, and aquatic environmental management. Mr. Ackles has introduced and sold equipment in Canada, USA, Middle East, Africa, and South America. Mr. Ackles does not sit on the Board of any other public company. Mr. Ackles dedicates approximately 90% of his time to Aquatic.

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

                            Executive Compensation


                               Annual Compensation                Long Term Compensation Awards
Payouts                          ----------------------------                 --------------------------------------
(a)                    (b)       (c)       (d)      (e)           (f)         (g)            (h)          (I)
Name                                                Other (1)                 Securities                  All
and                                                 Annual      Restricted    Underlying                  Other
Principal                                           Compen        Stock       Options/      LTIP          Compen
Position               Year     Salary      Bonus   sation($)    Award($)     Sar (#)       Payouts($)    sation ($)
Gary Ackles
President/CEO          2001     $84,000       0        0           0          1,202,500         0            0
Shane Kerpan
Secretary              2001           0       0        0           0            117,500         0            0
Claus Wagner-Bartak
Director               2001           0       0        0           0            105,250         0            0
Key Personnel:         2001           0       0        0           0                  0         0            0
Total:                 2001     $84,000       0        0           0          1,425,250         0            0
Directors as a
Group                  2001     $84,000       0        0           0          1,425,250         0            0

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

(1)  Long Term Incentive Plans (Options)

     There are no long- term incentive plans currently in effect. However, the Board of Directors has granted the directors and officers of the Company stock options that are intended to place each director and officer in an equity position in our Company that roughly equates to their original percentage of shares owned in our Company. These options were issued on February 22, 2000 and are exercisable in whole or in part for five years from the date of issue at an exercise price of $0.52. Closing market price of Aquatic's common stock as quoted on the OTC:BB on February 22, 2000 was $.5156. The number of above options issued were 1,425,250 and are as follows:

                       1.  Gary Ackles -             1,202,500
                       2.  Clause Wagner-Bartak -      117,500
                       3.  Shane Kerpan -              105,250

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

Name and Address               Shares Owned Beneficially (1)    Percent of Class
----------------               -----------------------------    ----------------
Gary J. Ackles
3498 Salmon River Bench Rd                6,855,000                    14.1%
Vernon, B.C. V1T 8Z7

Claus Wagner-Bartak
4092 Lee Highway                            435,000                     0.9%
Arlington, VA 22207

Shane Kerpan
816 George Ann Street                       325,500                     0.7%
Kamloops, B.C. V2C 1L5

Officer/Director as a Group               7,615,500                    15.7%

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

                           Date November 30, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Ackles               Director, Chief Executive Officer,         November 30, 2001
    -----------
    Gary Ackles               President and Chief Accounting Officer

/s/ Claus Wagner-Bartak       Director                                   November 30, 2001
    -------------------
    Claus Wagner-Bartak

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

The consolidated financial statements for the years ended May 31, 2001 and May
------------------------------------------------------------------------------
31, 2000 have been restated from those previously presented as explained in note
--------------------------------------------------------------------------------
1(o)
----


"signed KPMG LLP"

Chartered Accountants



Kelowna, Canada
August 3, 2001

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheets
$ United States

May 31, 2001 and 2000

===================================================================================================
                                                                         2001                2000
---------------------------------------------------------------------------------------------------
                                                                         (Restated        (Restated
                                                                         note1(o))        note 1(o))
                                                                         --------         ---------
Assets

Current assets
    Cash                                                                  $    19,892   $   271,864
    Accounts receivable, net of allowance for doubtful accounts
      of $nil (2000 - $nil)                                                    54,963        43,338
                                                                                             ------
    Inventory (note 2)                                                        199,892       222,092
                                                                                            -------
    Deferred financing costs                                                   19,364        73,671
    -----------------------------------------------------------------------------------------------
                                                                              294,111       610,965
                                                                                            -------

Advance on equipment purchase (note 6(a))                                     100,000

Fixed assets (note 3)                                                          10,357         4,228

---------------------------------------------------------------------------------------------------
                                                                          $   404,468   $   615,193
                                                                                            -------
===================================================================================================

Liabilities and Stockholders' (Deficiency) Equity

Current liabilities
    Accounts payable and accrued liabilities                              $   186,581   $   167,685
    Convertible debentures payable (note 4)                                   574,817       382,031
    -----------------------------------------------------------------------------------------------
                                                                              761,398       549,716
Stockholders' (deficiency) equity
    Capital stock
     10,000,000   preferred shares, issuable in series, with
                  a par value of $0.001 per share authorized
     100,000,000  common shares with a par value of $0.001
                  per share authorized, 47,019,315 shares issued
                  (May 31, 2000 - 37,425,985 shares issued)                    47,019        37,426
    Additional paid-in capital                                              4,073,808     2,527,608
    Deficit                                                                (4,512,813)   (2,542,584)
                                                                                          ---------
    Accumulated other comprehensive income
       Foreign currency translation adjustment                                 35,056        43,027
    -----------------------------------------------------------------------------------------------
                                                                             (356,930)       65,447
                                                                                             ------
Commitments (note 6)
Subsequent events (note 8)
---------------------------------------------------------------------------------------------------
                                                                          $   404,468   $   615,193
                                                                                            -------
===================================================================================================

See accompanying notes to consolidated financial statements

On behalf of the Board:

_____________________  Director

_____________________  Director

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Loss
$ United States

Years ended May 31, 2001 and 2000

  ==============================================================================================
                                                                        2001             2000
  ----------------------------------------------------------------------------------------------
                                                                     (Restated         (Restated
                                                                      --------
                                                                     note 1(o))         note 1(o))
                                                                     ---------          --------
  Sales                                                           $   280,042        $   127,650
  Cost of sales                                                       750,926            125,735
  ----------------------------------------------------------------------------------------------
                                                                     (470,884)             1,915
                                                                      -------              -----

  Expenses
    Amortization                                                        2,647              1,904
    Financing fees and interest                                       769,423            375,160
    Engineering design                                                                    60,693
    Selling, general and administrative                               727,275            851,949
    --------------------------------------------------------------------------------------------
                                                                    1,499,345          1,289,706
                                                                    ---------
  ----------------------------------------------------------------------------------------------
  Loss for the year                                               $(1,970,229)       $(1,287,791)
                                                                    ---------          ---------
  ==============================================================================================

  Weighted average number of shares                                40,762,532         36,842,267

  Loss per share - basic and diluted                              $     (0.05)       $     (0.03)
  ==============================================================================================

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Stockholders' (Deficiency) Equity and Comprehensive
Loss
$ United States

Years ended May 31, 2001 and 2000

=====================================================================================================================
                                                                                       Accumulated            Total
                                                           Additional                        Other    Stockholders'
                                          Number  Capital     Paid-in                Comprehensive           Equity
                                      of Shares     Stock     Capital      Deficit          Income     (Deficiency)
---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1999                36,603,985  $36,604  $1,524,430   $(1,254,793)        $34,565     $   340,806

Issued for cash (note 6(b))             100,000      100      49,900             -               -          50,000
Issued for services (note 5(a))         722,000      722     462,978             -               -         463,700
Financing cost of warrants
  granted in conjunction with
  convertible debentures
  (note 4)                                    -        -     122,500             -               -         122,500
Beneficial conversion
  feature of convertible
  debentures payable
  (note 4)                                    -              367,800             -               -         367,800
---------------------------------------------------------------------------------------------------------------------
                                     37,425,985   37,426   2,527,608    (1,254,793)         34,565       1,344,806
Comprehensive income:
  Loss                                        -        -           -    (1,287,791)              -      (1,287,791)
                                                                       -----------                     -----------
  Foreign currency
    translation adjustment                    -        -           -             -           8,462           8,462
---------------------------------------------------------------------------------------------------------------------
Comprehensive income
  (loss)                                                                                                (1,279,329)
                                                                                                       -----------
---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2000                37,425,985   37,426   2,527,608    (2,542,584)         43,027          65,477
                                                                       -----------                     -----------

Issued for services (note 5(a))       2,287,000    2,287     309,242             -               -         311,529
Issued for settlement of
  accounts payable and
  accrued liabilities (note 5(a))       227,000      227     133,273             -               -         133,500
Issued upon conversion
  of debentures                       6,117,422    6,117     563,083             -               -         569,200
Issued for share subscriptions
  received in 2000 (note 6(b))          100,000      100        (100)            -               -               -
Issued in lieu of cash
  payment of interest on
  convertible debentures
  payable                               861,908      862      62,255             -               -          63,117
Share issue costs                             -              (24,553)            -               -         (24,553)
Financing cost of warrants
  granted in conjunction with
  convertible debentures
  (note 4)                                    -               55,000             -               -          55,000
Beneficial conversion
  feature of convertible
  debentures payable
  (note 4)                                    -              448,000             -               -         448,000
---------------------------------------------------------------------------------------------------------------------
                                     47,019,315   47,019   4,073,808    (2,542,584)         43,027       1,621,270
                                                                       -----------                     -----------
Comprehensive loss:
  Loss                                        -        -           -    (1,970,229)              -      (1,970,229)
                                                                       -----------                     -----------
  Foreign currency
    translation adjustment                    -        -           -             -           (7,971)         (7,971)
---------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                      (1,978,200)
                                                                                                       -----------
---------------------------------------------------------------------------------------------------------------------
Balance, May 31, 2001                47,019,315  $47,019  $4,073,808   $(4,512,813)        $35,056     $  (356,930)
=====================================================================================================================

See accompanying notes to consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows
$ United States

Years ended May 31, 2001 and 2000

===========================================================================================
                                                                      2001             2000
-------------------------------------------------------------------------------------------
                                                                 (Restated        (Restated
                                                                 ---------
                                                                    note 1(o))    note 1(o))
                                                                    ----------
Operating activities
 Loss for the year                                             $(1,970,229)     $(1,287,791)
                                                               -----------      -----------
 Non-cash items
  Amortization                                                       2,647            1,904
  Amortization of deferred financing costs                         176,807            2,829
  Common stock issued for services                                 311,529          463,700
  Amortization of beneficial conversion feature of
   convertible debentures                                          362,258          367,800
  Common stock issued in lieu of cash payment
   of interest on convertible debentures                            63,117
  Amortization of financing cost of warrants                       152,728            4,531
 Increase in accounts receivable                                   (11,625)         (35,604)
                                                                                -----------
 Decrease (Increase) in inventory                                   22,200         (222,092)
 --------------------------------                               ----------      -----------
 Increase in accounts payable and accrued liabilities              152,396          143,625
 ------------------------------------------------------------------------------------------
                                                                  (738,172)        (561,098)
Financing activities
 Issuance of capital stock                                               -           50,000
 Receipt of share subscriptions receivable                               -          250,000
 Share issue costs                                                 (24,553)
 Issuance of debentures                                            750,000          500,000
 Financing costs                                                  (122,500)         (76,500)
 ------------------------------------------------------------------------------------------
                                                                   602,947          723,500
Investing activities
 Purchase of fixed assets                                           (8,776)               -
 Advance on equipment purchase                                    (100,000)               -
 ------------------------------------------------------------------------------------------
                                                                                   (108,776)

Effect of exchange rate changes on cash balances                    (7,971)           8,556

-------------------------------------------------------------------------------------------
(Decrease) increase in cash                                       (251,972)         170,958

Cash, beginning of year                                            271,864          100,906

-------------------------------------------------------------------------------------------
Cash, end of year                                              $    19,892      $   271,864
===========================================================================================

Interest paid                                                            -                -
Income taxes paid                                                        -                -

Non-cash financing activities
 Common shares issued for services                             $   311,529      $   463,700
 Common shares issued for settlement of accounts payable
  and accrued liabilities                                          133,500                -
 Common shares issued upon conversion of debentures                569,200                -
 Common shares issued in lieu of cash payment of interest
  on convertible debentures payable                                 63,117                -
 Fair value assigned to warrants issued in conjunction with
  convertible debentures                                            55,000          122,500
 ==========================================================================================

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the procurement of contracts for the harvest and salvage of submerged timber and the sale of lumber produced from such timber. During 2001, the Company had sales to United States customers of $192,357 (2000 - $37,025) and Brazil customers
                                             ------
aggregating $87,685 (2000 - $90,625).

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

    e)  Fixed assets

        Fixed assets are recorded at cost. The carrying values of fixed assets are reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Amortization is provided using the following methods and annual rates which are intended to amortize the cost of assets over their estimated useful life:

        =============================================================================================
        Asset                                                          Method                    Rate
        ---------------------------------------------------------------------------------------------
        Computer equipment                                  Declining balance                     30%
        Furniture and equipment                             Declining balance                     20%
        Leasehold improvements                                  Straight-line                     20%
        ---------------------------------------------------------------------------------------------

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

    l)  Income taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.

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

    o)  Restatement of comparative figures

        The May 31, 2000 comparative figures have been restated to account for a beneficial conversion feature on the convertible debentures issued during 2000 (note 4), and the deferral and amortization of financing costs related to the debentures. Accordingly, the 2000 financial statements have been adjusted as follows:

        =============================================================================================
        Consolidated balance sheet
        ---------------------------------------------------------------------------------------------
        Increase in deferred financing costs                           $  73,671
        Decrease in convertible debentures payable                       117,969
        Increase in additional paid in capital                          (490,300)
        Decrease in Accounts Receivable                                 (225,475)
        ---------------------------------------------------------------------------------------------
        Increase in Inventory                                            222,092
        ---------------------------------------------------------------------------------------------
        ---------------------------------------------------------------------------------------------
        Increase in deficit                                            $(302,043)
        =============================================================================================

        The loss for 2000 increased by $302,043 due to an increase in financing
                                       ---------------
        fees and interest of $298,660, and reductions of sales of $225,475 and
                                       ---------------------------------------
        cost of sales of $222,092.
        -------------------------

        There was no change to 2000 basic and diluted loss per share.

        Due to the reversal of the previously recognized revenue, a bad debts
        ---------------------------------------------------------------------
        expense previously recorded in 2001, which related to the accounts
        ------------------------------------------------------------------
        receivable arising from the same planned sale of logs has also been
        -------------------------------------------------------------------
        reversed.  This adjustment has impacted cost of sales recognized
        -----------------------------------------------------------------
        related to revenue in fiscal 2001
        ---------------------------------

        There was no change to 2001or 2000 net cash flows from operations,
                               ------      ---
        financing or investing activities.

    p)  Significant customers

        The Company earned revenues from customers representing 10% or more of the Company's consolidated revenue as follows:


        ======================================================================
                                            2001           2000
        ----------------------------------------------------------------------
        Customer A                      $156,063       $      -
        Customer B                        36,294              -
        Customer C                        28,319              -

Aquatic Cellulose International corp.
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements, page 5
$ United States

Years ended May 31, 2001 and 2000

----------------------------------------------------------------------

2.  Inventory:

    ------------------------------------------------------------------
                                                2001              2000
    ------------------------------------------------------------------
                                           (Restated         (Restated
                                           ----------        ---------
                                           note 1(o))       note 1(o))
                                           ----------       ----------

    Logs                                   $  91,982       $   222,092
                                                           -----------
    Rough cut lumber                         107,910                 -
    ------------------------------------------------------------------
                                           $ 199,892       $   222,092
                                                           -----------
    ==================================================================

3.  Fixed assets:

    ==================================================================
                                                                  2001

    ------------------------------------------------------------------
                                              Accumulated     Net book
                                     Cost    amortization        value
    ------------------------------------------------------------------
                                                             (Restated
                                                            note 1(o))

    Computer equipment           $  3,931        $  2,067     $  1,864
    Furniture and equipment        11,701           3,208        8,493
    Leasehold improvements          4,853           4,853            -
    ------------------------------------------------------------------
                                 $ 20,485        $ 10,128     $ 10,357
    ==================================================================


    ==================================================================
                                                                  2000
    ------------------------------------------------------------------
                                              Accumulated     Net book
                                     Cost    amortization        value
    ------------------------------------------------------------------

                                                             (Restated
                                                            note 1(o))

    Computer equipment           $  2,287        $  1,620     $    667
    Furniture and equipment         4,569           1,977        2,592
    Leasehold improvements          4,853           3,884          969
    ------------------------------------------------------------------
                                 $ 11,709        $  7,481     $  4,228
    ==================================================================


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

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 6
$ United States

Years ended May 31, 2001 and 2000

----------------------------------------------------------------------------
4. Convertible debentures payable (continued):

   The debentures are due as follows:

   -------------------------------------------------------------------------------
                            Outstanding                                Outstanding
   Due Date                May 31, 2000       Issued      Converted   May 31, 2001
   -------------------------------------------------------------------------------

   May 4, 2002             $   500,000       $        -   $(474,200)    $  25,800
   September 29, 2001                -          500,000           -       500,000
   January 25, 2002                  -          150,000     (95,000)       55,000
   March 14, 2002                    -          100,000           -       100,000
   ------------------------------------------------------------------------------
                           $   500,000       $  750,000   $(569,200)      680,800
   ================================================================

   Unamortized discount related to warrants granted in conjunction with
    the issuance of the convertible debentures payable                    (20,241)
   Unamortized discount related to beneficial conversion option on
    the convertible debentures payable                                    (85,742)
                                                                        ---------
                                                                        $ 574,817
                                                                        =========
   ==============================================================================
                           Outstanding                                Outstanding
   Due Date               May 31, 1999           Issued   Converted  May 31, 2000
   ------------------------------------------------------------------------------
   May 4, 2002             $         -       $  500,000   $       -     $ 500,000
   =================================================================

   Unamortized discount related to warrants granted in conjunction with
    the issuance of the convertible debentures payable                   (117,969)
                                                                        ---------
                                                                        $ 382,031
                                                                        =========

  In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

   =====================================================================================
                       Price per      Outstanding                             Outstanding
   Expiry Date          share        May 31, 2000      Issued   Exercised    May 31, 2001
   --------------------------------------------------------------------------------------
   May 4, 2003            $0.69          250,000           -           -          250,000
   September 29, 2003     $0.69                -     250,000           -          250,000
   January 25, 2004       $0.35                -      75,000           -           75,000
   March 14, 2004         $0.35                -      50,000           -           50,000
   --------------------------------------------------------------------------------------
                                         250,000     375,000           -          625,000
   ======================================================================================
   ======================================================================================
                       Price per     Outstanding                              Outstanding
   Expiry Date          share       May 31, 1999     Issued     Converted    May 31, 2000
   --------------------------------------------------------------------------------------
   May 4, 2003            $0.69                -    250,000             -         250,000
   ======================================================================================

AQUATIC CELLULOSE INTERNATIONAL CORP.

Notes to Consolidated Financial Statements, page 7
$ United States

Years ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

4. Convertible debentures payable (continued):

   The convertible debentures contain a beneficial conversion feature as the debenture holders were granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance, both of which result in the convertible debentures initially being recorded at a carrying amount which is less than their face value. The debenture proceeds attributable to the warrants was estimated to be $55,000 (2000 - $122,500). The fair value of the debenture proceeds attributable to the warrants was determined using the Black Scholes method using the following assumptions: the three year life of the warrants, volatility factor of 115%, risk free rate of 5.5% and no expected dividend yield. The intrinsic value of the beneficial conversion option has been calculated as $448,000 (2000 - $367,800) which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. The beneficial conversion option on convertible debt instruments issued prior to November 15, 2000 is being accreted over the period to the first possible conversion date in accordance with EITF 98-5. The beneficial conversion option on other convertible debt is being accreted over the term of the debt in accordance with EITF 00-27. As a result, interest expense of $362,258 (2000 - $367,800), discount on the convertible debentures of $85,742 (2000 - $nil) and a corresponding increase in additional paid-in capital of $448,000 (2000 -$367,800) have been recorded in the consolidated balance sheet and consolidated statements of loss and stockholders' (deficiency) equity and comprehensive loss.

5. Capital stock:

   a) During 2001, the Company issued 2,287,000 (2000 - 722,000) common shares for services, and 227,000 (2000 - nil) common shares for settlement of accounts payable and accrued liabilities which are restricted under rule 144a.

  b)   Stock options:

       The Company's stock options vested on the date of issue.

       -------------------------------------------------------------------------------
                           Price per  Outstanding                          Outstanding
       Expiry Date           share    May 31, 2000    Issued   Exercised   May 31, 2001
       -------------------------------------------------------------------------------
       February 22, 2005   $  0.52      1,425,250         -          -       1,425,250
       -------------------------------------------------------------------------------

       -------------------------------------------------------------------------------
                           Price per  Outstanding                         Outstanding
       Expiry Date           share    May 31, 2000    Issued   Exercised  May 31, 2001
       -------------------------------------------------------------------------------
       February 22, 2005   $  0.52               -   1,425,250         -     1,425,250
       -------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

5. Capital stock (continued):

   b)  Stock options:

       The Company applies APB Opinion No. 25 in accounting for its Stock Option Plan and, accordingly, because options have been granted at the current market price on the issue date, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's loss for the year would have been increased to the proforma amounts below:

       -------------------------------------------------------------------------
                                                 2001                      2000
       -------------------------------------------------------------------------
                                                     (Restated        (Restated
                                                     --------
                                                     note 1(o))      note 1(o))
                                                     ----------
       Loss for the year
        As reported                              $       -         $(1,287,791)
                                                                   -----------
        Proforma                                 $       -         $(1,726,998)
                                                                   -----------
       Loss per share
        As reported                              $       -         $     (0.03)
        Proforma                                 $       -         $     (0.05)
       -------------------------------------------------------------------------

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