Form 10QSB
period 2001-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2002-01-18
CIK 1081242

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended November 30,  2001
                                               ------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number  0-21384
                                                --------

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                           82-0381904
------          ----------
(State  or  other  jurisdiction  of             (I.R.S.  employer
incorporation  or  organization)            identification  number)

           3704 32nd Street, Suite 301   Vernon, B.C.         VIT 5N6
           ------------------------------------------     -----------
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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                                       Outstanding  at
     Class  of  Common  Stock      November  30,  2001
     ------------------------     --------------------
   $.001  par  value                   54,476,603

         Transitional Small Business Disclosure Format     Yes     No  X
                                                                      --

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.
                                      Index

PART  I  -  FINANCIAL  INFORMATION

     Item  1.  Consolidated  Financial  Statements

     Condensed  Consolidated  Balance  Sheets  at
       May  31,  2001  and  November  30,  2001  (unaudited)
     Condensed Consolidated Statements of Loss for the three and six months ended November 30, 2001 (unaudited) and 2000 (unaudited)

Condensed  Consolidated  Statements  of  Stockholders'
  Deficiency and Comprehensive Loss for the six months ended November 30, 2001 (unaudited)

     Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2001 (unaudited) and 2000 (unaudited)

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

Item  3.     Defaults  Upon  Senior  Securities:

     Item  4.       Submission  of  Matters  of  a  Vote  to  Security  Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

     PART  I.  FINANCIAL  INFORMATION

ITEM  I.     FINANCIAL  STATEMENTS

AQUATIC  CELLULOSE  INTERNATIONAL  CORP.
Consolidated  Balance  Sheets
$  United  States

November  30,  2001  and  May  31,  2001

                                            November  30      May  31,


                                                    2001         2001
(Unaudited)

Assets

Current assets
Cash . . . . . . . . . . . . . . . . . . .  $         252   $    19,892
Accounts receivable,
net of allowance of $nil
(May 31, 2001 - $nil). . . . . . . . . . .            743        54,963
Prepaid expenses . . . . . . . . . . . . .         48,370
Inventory. . . . . . . . . . . . . . . . .        101,945       199,892
Deferred financing costs . . . . . . . . .          5,425        19,364
                                                  156,735       294,111

Advance on equipment
Purchase . . . . . . . . . . . . . . . . .        100,000       100,000

Fixed assets . . . . . . . . . . . . . . .          9,303        10,357

                                            $     266,038   $   404,468

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable
and accrued
liabilities. . . . . . . . . . . . . . . .  $     247,451   $   186,581

Convertible
debentures payable
(note 2) . . . . . . . . . . . . . . . . .        616,054       574,817
                                                  863,505       761,398
Stockholders'
deficiency
     Capital stock
          10,000,000 preferred shares,
           issuable in series, with
          a par value of $0.001 per share
          authorized
        100,000,000  common shares
           with a par value of $0.001
           per share authorized,
           54,476,603 shares issued
            (May 31, 2001 -
           47,019,315 shares issued) . . .       54,477          47,019
Additional paid-in capital . . . . . . . .      4,240,545     4,073,808
Deficit. . . . . . . . . . . . . . . . . .     (4,927,545)   (4,512,813)
Accumulated other
 comprehensive income
       Foreign currency
       translation adjustment. . . . . . .         35,056        35,056
                                                 (597,467)     (356,930)
Subsequent events (note 4)
                                            $     266,038   $   404,468

See  accompanying  notes  to  consolidated  financial  statements



AQUATIC  CELLULOSE  INTERNATIONAL  CORP.
Consolidated  Statements  of  Loss
$  United  States

Three  and  six  months  ended  November  30,  2001  and  2000
(Unaudited)
                                                     Three  months            Six  months
                                               ended  November  30,  ended  November  30,
                                              --------------------   --------------------


                                              2001          2000          2001          2000
(Restated note 1(c))(Restated note 1(c))
Sales. . . . . . . . . . . . . . . . . .  $     -   $   105,463   $    42,235   $   139,712
Cost of sales. . . . . . . . . . . . . .        -       147,218       182,922       231,681
                                                -       (41,755)     (140,687)      (91,969)

Expenses
Amortization . . . . . . . . . . . . . .      489           778         1,054         1,426
Financing fees and interest. . . . . . .   52,110       401,880       131,724       465,658
Selling, general and
administrative . . . . . . . . . . . . .   69,791       313,672       141,267       445,081
                                          122,390       716,330       274,045       912,165

Loss . . . . . . . . . . . . . . . .  $  (122,390)  $  (758,085)  $  (414,732)  $(1,004,134)


Weighted average number
of shares - basic and diluted. . . .   52,014,764    38,136,852    49,998,596    38,136,852

Loss per share - basic
----------------------------------------
and diluted. . . . . . . . . . . . .  $     (0.00)  $     (0.02)  $     (0.01)  $     (0.03)

See  accompanying  notes  to  consolidated  financial  statements


AQUATIC  CELLULOSE  INTERNATIONAL  CORP.
Consolidated  Statement  of  Stockholders'  Deficiency  and  Comprehensive  Loss
$  United  States

Six  months  ended  November  30,  2001
(Unaudited)

                                                                                   Foreign
                          Capital  Stock           Additional                      Currency     Total
                           --------------


                             Number                Paid-in                        Translation  Stockholders'
                           of Shares   Amount       Capital       Deficit          Adjustment    Deficiency

Balance, May 31, 2001 . .  47,019,315  $  47,019  $  4,073,808  $   (4,512,813)  $    35,056   $  (356,930)

Issued for promotional
  services. . . . . . . .     400,000        400        15,600               -             -        16,000

Issued upon conversion
  of debentures . . . . .   2,322,528      2,323        35,177               -             -        37,500

Issued in lieu of cash
  payment of interest on
  convertible debentures
  payable . . . . . . . .   2,234,760      2,235        38,460               -             -        40,695

Issued upon exercise of
  warrants (note 3) . . .   2,500,000      2,500        22,500               -             -        25,000

Fair value of warrants
  granted to non-
  employees (note 3). . .         -          -         55,000               -             -         55,000

Comprehensive loss:
    Net loss. . . . . . .         -          -            -        (414,732)           -          (414,732)

Balance, November 30,
-------------------------
2001                       54,476,603   $  54,477   $ 4,240,545    $(4,927,545)   $  35,056       $(597,467)

See  accompanying  notes  to  consolidated  financial  statements.


AQUATIC  CELLULOSE  INTERNATIONAL  CORP.
Consolidated  Statements  of  Cash  Flows
$  United  States

Six  months  ended  November  30,  2001  and  2000
(Unaudited)

                                                                   2001     2000
                                                                        Restated  note  1(c))




Operating activities:
Loss for the period                                             $(414,732)  $(1,004,134)
Non-cash items:
  Amortization . . . . . . . . . . . . . . . . . . . . . . . .      1,054         1,426
  Amortization of deferred financing costs . . . . . . . . . .     13,939        75,030
  Amortization of beneficial conversion feature of convertible
     debentures. . . . . . . . . . . . . . . . . . . . . . . .     59,910       286,300
  Amortization of financing cost of warrants . . . . . . . . .     18,827       104,328
  Interest paid by issuance of common shares . . . . . . . . .     40,695        29,760
Services paid by issuance of common shares . . . . . . . . . .     22,630       267,120
Changes in non-cash working capital:
Decrease in accounts receivable. . . . . . . . . . . . . . . .     54,220        35,906
Increase in prepaid expenditures . . . . . . . . . . . . . . .          -      (100,000)
Decrease (increase) in inventory . . . . . . . . . . . . . . .     97,947      (341,775)
Increase in accounts payable and accrued liabilities . . . . .     60,870       113,816
--------------------------------------------------------------
                                                                  (44,640)     (532,223)

Financing activities:
Issuance of capital stock, net of share issue costs. . . . . .     25,000       (24,553)
Issuance of debentures . . . . . . . . . . . . . . . . . . . .          -       500,000
Financing costs. . . . . . . . . . . . . . . . . . . . . . . .          -       (90,000)
                                                                   25,000       385,447

Investing activities:
Purchase of fixed assets . . . . . . . . . . . . . . . . . . .          -       (11,143)

Effect of exchange rate changes on cash balances . . . . . . .          -        (8,366)

Decrease in cash in period . . . . . . . . . . . . . . . . . .    (19,640)     (166,285)

Cash, beginning of period. . . . . . . . . . . . . . . . . . .     19,892       271,864

Cash, end of period. . . . . . . . . . . . . . . . . . . . . .  $     252   $   105,579

Supplementary information:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .  $           $
Income taxes paid
--------------------------------------------------------------

Non-cash financing activities:
Common shares issued for promotional services. . . . . . . . .     16,000
Common shares issued on conversion of convertible debentures .     37,500
Common shares issued in lieu of cash payment of interest on
  convertible debentures . . . . . . . . . . . . . . . . . . .     40,695
Fair value assigned to warrants granted to non-employees . . .     55,000             -
Fair value assigned to warrants issued in conjunction with
  convertible debentures . . . . . . . . . . . . . . . . . . .          -        51,000




See  accompanying  notes  to  consolidated  financial  statements

AQUATIC  CELLULOSE  INTERNATIONAL  CORP.
Notes  to  Consolidated  Financial  Statements
$  United  States

Six  months  ended  November  30,  2001
(Unaudited)


Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the procurement of contracts for the harvest and salvage of submerged timber and the sale of lumber produced from such timber.
1.     SIGNIFICANT  ACCOUNTING  POLICIES:
a)     Going  concern
These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at November 30, 2001, the Company had a working capital deficiency of $706,770, a deficit of $4,927,545 and has suffered recurring losses from operations. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.
b)     Basis  of  presentation
The accompanying financial statements as at November 30, 2001 and for the three and six months then ended are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America have been made. These financial statements have been prepared consistent with the accounting policies described in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended May 31, 2001 and should be read in conjunction therewith.
c)     Restatement  of  comparative  figures
The comparative figures for the three and six months ended November 30, 2000 have been restated to account for a beneficial conversion feature on the convertible debentures issued during fiscal 2001, and the deferral and amortization of financing costs related to the debentures. Accordingly, the 2000 comparative figures have been adjusted as follows:

AQUATIC  CELLULOSE  INTERNATIONAL  CORP.
Notes  to  Consolidated  Financial  Statements  (continued)
$  United  States

Six  months  ended  November  30,  2001
(Unaudited)


1.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):
c)     Restatement  of  comparative  figures  (continued)
i) The loss for the three and six months ended November 30, 2000 increased by $311,880 and $375,658 respectively, due to an increase in financing fees and interest.
ii) Basic and diluted loss per share for the three and six months ended November 30, 2000 increased by $0.01 per share.
iii) Cash used in operating activities decreased by $90,000 with a corresponding decrease in cash from financing activities for the six months ended November 30, 2000. There was no change in cash used in investing activities for the six months ended November 30, 2000.

2.     CONVERTIBLE  DEBENTURES  PAYABLE:

The  debentures  are  due  as  follows:


                    Outstanding                                Outstanding
                        May  31,                             November  30,


Due Date                   2001     Issued    Converted               2001

May 4, 2002. . . . .   $ 25,800   $   -    $     -                $ 25,800
September 29, 2001  .   500,000       -          -                 500,000
January 25, 2002 . ..    55,000       -       (37,500)              17,500
March 14, 2002 . .  .   100,000       -          -                 100,000
----------------------------------------------------------------------------
                       $680,800   $   -    $  (37,500)              643,300

Unamortized discount related to warrants granted in conjunction with
the issuance of the convertible debentures payable . . . . . .  .    (1,414)

Unamortized discount related to beneficial conversion option on the
convertible debentures payable . . . . . . . . . . . . . . . . ..   (25,832)

                                                                   $616,054
                                                                   ---------

3.     WARRANTS  GRANTED  TO  NON-EMPLOYEES:

During the six months ended November 30, 2001, the Company granted 2,500,000 common share purchase warrants in exchange for consulting services to be performed over a one year period to two non-employees. The warrants vest immediately, expire in one year and have an exercise price of $0.01 per share. The fair value of the warrants of $55,000 was determined using the Black Scholes option pricing model using the one year life of the warrants, volatility factor of 115%, risk free rate of 5.5% and no expected dividend yield. Accordingly, consulting expense of $6,630, prepaid expenses of $48,370 and a corresponding increase in additional paid-in-capital of $55,000 have been recorded in these consolidated financial statements.
The warrants were exercised during the six months ended November 30, 2001 for aggregate cash proceeds of $25,000.

AQUATIC  CELLULOSE  INTERNATIONAL  CORP.
Notes  to  Consolidated  Financial  Statements  (continued)
$  United  States

Six  months  ended  November  30,  2001
(Unaudited)



4.     SUBSEQUENT  EVENTS:
Subsequent  to  November  30,  2001,  the  Company:
a) issued 3,736,112 common shares upon conversion of $22,500 of the convertible debentures;
b) issued 1,150,000 common shares in lieu of cash payment of $23,000 for salaries and wages; and
c) issued convertible debentures in exchange for gross aggregate cash proceeds of $200,000. The debentures bear interest at 12%, due on a quarterly basis, are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles and are due December 4, 2002. The debentures are convertible immediately into the Company's common shares at the lessor of $0.083 per share and 67.67% of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. In conjunction with the debentures, the Company granted 100,000 common share purchase warrants to the debenture holders. The warrants expire on December 4, 2003 and have an exercise price of $0.35 per share.
The convertible debentures contain a beneficial conversion feature as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. The beneficial conversion option is recognized as a reduction to the carrying amount of the debentures and an addition to paid-in capital. No debenture proceeds were attributed to the warrants granted, as their fair value was determined to be insignificant. The intrinsic value of the beneficial conversion option was calculated to be $95,552. The beneficial conversion option will be accreted over the term of the debt in accordance with EITF 00-27.

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PLAN  OF  OPERATIONS

     The  short-term  objectives  of  Aquatic  are  the  following:

1. Continue expansion of the Brazilian harvesting project. This expansion will require additional equipment and labor plus training and support. Implementation of these items has already started.
     2.     Seek out and develop key alliances, acquisitions and joint ventures.
3. Establish new lumber markets, especially with respect to rare and exotic species.
4.     Expand  international  operations  to  a  third  continent.
5. Purchase additional harvesting equipment to be placed into its current operations.

     Aquatic's  long-term  objectives  are  as  follows:

1. To increase lumber reserves to a level that will provide for future revenues and long-term growth.
     2. To continue upgrades of the robotic technology and develop its global awareness.

     Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. Recent financing has been obtained and the underlying shares have been registered November 30, 2001 on Form SB-2, Registration. No. 333-62824

     There is no expected or planned sale of significant equipment by the Company. Assuming sufficient working capital can be obtained from operations and external financing, the Company's work force is expected to double from the current level over the next twelve months.

RESULTS  OF  OPERATIONS
-----------------------

Three  and  Six  Months  Ended  November  30, 2001 compared to November 30, 2000
--------------------------------------------------------------------------------

     The company realized revenue of $ nil for the three months ended November 30, 2001 and $42,235 for the six months ended November 30, 2001, compared with $105,463 for the three months and $139,712 six months ended November 30, 2000, for a decrease of $105,463 and $97,477 respectively. The decrease in sales is attributable to two main factors: first, Aquatic was re-establishing working relationships and the downstream infrastructure in Brazil, and second, Aquatic had temporarily shut down the Brazil operations due to a lack of working capital. The working relationships and the downstream infrastructure are now in place plus Aquatic received capital for operating needs on December 4, 2001. Aquatic anticipates that it will have revenue during the third quarter of 2002.

     Cost of sales for the three month and six month periods ended November 30, 2001, were $ nil and $182,922 respectively, compared with $147,218 and $231,681 for the three month and six month periods ended November 30, 2000, for a decrease of $147,218 and $48,759 respectively. The decrease in cost of sales is a direct result of the decrease in revenue. Year to date, cost of sales is higher than anticipated due mainly to a $70,000 write down of inventory to net realizable value. The remainder of the fluctuation is due to hiring a new production manager during 2001 and increased equipment and supply costs in 2001 not incurred during 2000. Though operating expenses have been scaled back, margins will continue to be negative for the remainder of the year.

     Operating costs and expenses for the three and six months ended November 30, 2001, were $122,390 and $274,045 respectively, compared to $716,330 and
$912,165 for the three and six months ended November 30, 2000 for a decrease of $593,940 and $638,120 respectively. The decrease in operating expense is a direct result of the temporary shut down of Aquatic's Brazil operations while Aquatic was seeking operating capital and re-establishing working relationships and the downstream infrastructure in Brazil, plus the restatement of the three and six months ended November 30, 2000 beneficial conversion feature on the convertible debentures issued during fiscal 2001, and the deferral and amortization of financing costs related to the debentures. The beneficial conversion feature accounted for $375,658 in financing fees and interest for the six months ended November 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash used in Operating Activities for the six months ended November 30, 2001 and 2000 were $ 44,640 and $ 532,223 respectively, for a decrease in cash used in operating activities of $487,583. The decrease in cash used in operating activities is mainly attributable to the temporary shut down of operation plus conserving cash by paying for services and interest by issuing common shares, combined with realizing on accounts receivable, selling inventory and increasing accounts payable and accrued liabilities.

     Net cash used in investing activities was $nil and $11,143 for the six month period ended November 30, 2001 and 2000 respectively.

     Net cash from financing activities was $25,000 and $ 385,447 for the six month periods ended November 30, 2001 and 2000 respectively, for a decrease of $360,447. The decrease is attributable to the issuance of debentures during the six period ending November 30, 2000 for gross proceeds of $500,000 compared with issuance of common shares upon exercise of warrants for gross proceeds of $25,000 during the six months ended November 30, 2001.

 Net loss decreased from $ 1,004,134 for the six month period ended November 31, 2000 to $414,732 for the six month period ended November 30, 2001, representing a decrease in the loss of $ 589,402. This decrease is mainly attributable to the temporary shutdown in Brazil operations.

     As at November 30, 2001, the Company had a working capital deficiency of $706,770 and a deficit of $4,297,545. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

RECENT  FINANCING

     On January 25, 2001, a Securities Purchase Agreement (the "Agreement") was entered into which calls for the issuance of $450,000 of 12% Convertible Debentures that can be converted into shares of common stock. $150,000 in debentures was issued on January 25, 2001 with a maturity date of January 25, 2002 and $100,000 on March 14, 2001 with a maturity date of March 14, 2002, and $200,000 in convertible debentures were issued on December 4, 2001 with a maturity date of December 4, 2002. The debentures are convertible (plus related interest expense) into the Company's common stock at the lesser of (1) $.083 per share and (2) 66.67% of the average of the lowest three inter-day prices during the twenty trading days immediately preceding the conversion date. In conjunction with the financing 250,000 warrants to purchase common stock have been issued

     Each holder of the 12% convertible debenture may not convert its securities into shares of the Company's common stock if after the conversion, such holders, together with any of its affiliates, would beneficially own over 4.999% of the outstanding shares of the Company's common stock. This percent ownership restriction may be waived by each holder on not less than 61 days' notice to the Company. Since the number of shares of the Company's common stock issuable upon conversion of the debentures will change based upon fluctuations of the market price of the Company's common stock prior to a conversion, the actual number of shares of the Company's common stock that will be issued under the debentures, and consequently the number of shares of the Company's common stock that will be beneficially owned by AJW Partners and New Millennium Capital Partners II cannot be determined at this time. Because of this fluctuating characteristic, we agreed to register a number of shares of the Company's common stock that exceeds the number of the Company's shares of common stock currently beneficially owned by AJW Partners and New Millennium Capital Partners II. The number of shares of the Company's common stock listed in the table below as being beneficially owned by AJW Partners and New Millennium Capital Partners II includes the shares of the Company's common stock that are issuable to AJW Partners and New Millennium Capital Partners subject to the 4.999% limitation, upon conversion of their debentures and exercise of their warrants. However, the 4.999% limitation would not prevent AJW Partners and New Millennium Capital Partners from acquiring and selling in excess of 4.999% of the Company's common stock through a series of conversions and sales under the debentures and acquisitions and sales under the warrants.

The underlying shares of this financing have been registered on form SB2 on November 30, 2001, Registration. No. 333-62824.

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

     In, 2001, Aquatic issued 100,000 shares of restricted stock to Mathew Lathian pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were issued for cash subscriptions for 200,000 common shares, of which $50,000 was received during fiscal 2000. 100,000 of the common shares were issued during fiscal 2000 and 100,000 shares were issued in fiscal 2001. The value received was $0.25 a share. The investor of the stock was an accredited investor.

          In December 2001, Aquatic issued 950,000 shares of restricted stock to Sheridan Westguard and 200,000 shares to Keith Winder for salaries and services at an average price of $0.02 per share pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction
not  involving  a  public  offering."   The  investors  of  the  stock  were
sophisticated  investors.

SHARES  ISSUED  SUBSEQUENT  TO  MAY  31,  2001
----------------------------------------------

     In June, 2001 Aquatic issued 2,500,000 shares of restricted stock at $0.06 per share for the purchase of equipment, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were cancelled as the transaction was terminated. The investor of the stock was an accredited investor.

In July, 2001 Aquatic issued 400,000 shares of restricted stock at $.04 per share for services, (price reflected market price), pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

CONVERTIBLE  NOTES  ISSUED
--------------------------

     The  investors  of  these  securities  were  accredited  investors.

     On May 5, 2,000, Aquatic issued two convertible debentures of $250,000 each for a aggregate of $500,000 in cash in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors

     On September 29, 2000 Aquatic issued issued two convertible debentures of $250,000 each for a aggregate of $500,000 in cash in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors

     On January 25, 2001 Aquatic issued issued two convertible debentures of $75,000 each for cash for an aggregate of $150,000 in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

     On March 14, 2001 Aquatic issued issued two convertible debentures of $50,000 in cash each for an aggregate of $100,000 in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

On December 4, 2001 Aquatic issued issued two convertible debentures of $100,000 in cash each for an aggregate of $200,000 in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors

WARRANTS  AND  OPTIONS  ISSUED:
-------------------------------

     On May 5, 2000, Aquatic issued a total of 250,000 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $.69 per share, and expire on May 4, 2003. These warrants were issued in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.


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

     On September 29, 2000, Aquatic issued a total of 250,000 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $.69 per share and expire September 29, 2003. These warrants were issued in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

     On January 25, 2001, Aquatic issued common stock purchase warrants for the right to purchase 75,000 shares of Common Stock of AQCI at $.35 per share and expire January 25, 2004. These warrants were issued in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

     On March 14, 2001, Aquatic issued common stock purchase warrants for the right to purchase 50,000 shares of Common Stock of AQCI at $.35 per share and expire March 14, 2004. These warrants were issued in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

      On December 4, 2001, Aquatic issued common stock purchase warrants for the right to purchase 100,000 shares of Common Stock of AQCI at $.35 per share and expire December 6, 2004. These warrants were issued in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.



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



Registrant:     AQUATIC  CELLULOSE  INTERNATIONAL  CORP.


Signature                                 Title                     Date
-------------------------------  -----------------------  ------------------------

By:   /s/ Gary Ackles        Chief Executive Officer,          January 18, 2001
    ---------------------
      Gary Ackles              Director - Chairman


By: ./s/ Claus Wagner-Bartak   Director                        January 18, 2001
                                 -----------------------
     Claus Wagner-Bartak