Form 10-Q
period 2002-02-28
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2002-04-22
CIK 1081242

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2002
                                               -----------------

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
(State  or  other  jurisdiction  of                   (I.R.S.  employer
incorporation  or organization)                     identification number


3704 32nd Street, Suite 301   Vernon, B.C.                      VIT 5N6
------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



     Registrant's Telephone number, including area code: (250) 558-5470


(former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past 90 days.                    Yes  x            No
                                                             --               --

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                                              Outstanding  at
     Class  of  Common  Stock                February  28,  2002
     ------------------------               --------------------
   $.001  par  value                           68,812,715

         Transitional Small Business Disclosure Format     Yes             No  X
                                                               --             --

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.
                                      Index

PART  I  -  FINANCIAL  INFORMATION

     Item  1.     Consolidated  Financial  Statements

                  Condensed  Consolidated  Balance  Sheets  at
                   May  31,  2001  and  February  28,  2002  (unaudited)

                  Condensed  Consolidated  Statements  of  Loss
                   for the three and six months ended February 28, 2002 (unaudited) and 2001 (unaudited)

                  Condensed  Consolidated  Statements  of  Stockholders'
                   Deficiency and Comprehensive Loss for the nine months ended February 28, 2002 (unaudited)

                  Condensed  Consolidated  Statements  of  Cash  Flows
                   for the nine months ended February 28, 2002 (unaudited) and 2001 (unaudited)

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

     Item  3.     Defaults  Upon  Senior  Securities:

     Item  4.     Submission  of  Matters  of  a  Vote  to  Security  Holders

     Item  5.     Other  Information

     Item  6.     Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                              FINANCIAL STATEMENTS

                           FEBRUARY 28, 2002 AND 2001



                          AQUATIC CELLULOSE INTERNATIONAL CORP.
                                     BALANCE SHEETS


                                                             February 28,     May 31,
                                                                 2002           2001
                                                              ------------   -----------
ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . .     (Unaudited)
Current Assets
 Cash and cash equivalents . . . . . . . . . . . . . . . .  $      13,266   $    19,892
 Accounts receivable, net of allowance for doubtful
  accounts of $-0- (May 31, 2001 - $-0-) . . . . . . . . .          3,451        54,963
 Inventory . . . . . . . . . . . . . . . . . . . . . . . .        101,945       199,892
 Prepaid expenses. . . . . . . . . . . . . . . . . . . . .         31,061             -
 Deferred financing costs. . . . . . . . . . . . . . . . .              -        19,364
                                                            --------------  ------------
    Current assets . . . . . . . . . . . . . . . . . . . .        149,723       294,111

Advance on equipment purchase. . . . . . . . . . . . . . .        100,000       100,000

Fixed assets . . . . . . . . . . . . . . . . . . . . . . .          8,218        10,357
                                                            --------------  ------------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $     257,941   $   404,468
                                                            ==============  ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities . . . . . . . . .  $     218,121   $   186,581

Convertible debentures payable (Note 2). . . . . . . . . .        793,554       574,817
                                                            --------------  ------------
                                                                1,011,675       761,398

Stockholders' deficiency
Capital stock
  10,000,000 preferred shares, issuable in series, with a
     par value of $0.001 per share authorized
  100,000,000 common shares with a par value of $0.001
     per share authorized, 71,012,715 shares issued and
     68,812,715 outstanding at February 28, 2002, and
     47,019,315 shares issued and outstanding at
     May 31, 2001, respectively. . . . . . . . . . . . . .         68,813        47,019
Additional paid-in capital . . . . . . . . . . . . . . . .      4,499,144     4,073,808
Deficit. . . . . . . . . . . . . . . . . . . . . . . . . .     (5,356,747)   (4,512,813)
Accumulated other comprehensive income
Foreign currency translation adjustment. . . . . . . . . .         35,056        35,056
                                                                 (753,734)     (356,930)
                                                            --------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . . . .  $     257,941   $   404,468


See  accompanying  notes  to  consolidated  financial  statements.




                                           AQUATIC CELLULOSE INTERNATIONAL CORP.
                                              CONSOLIDATED STATEMENTS OF LOSS
                                                        (UNAUDITED)




                                                           Three month periods ended               Nine month periods ended
                                                                   February 28,                           February 28,
                                        -------------------------------------------------------  --------------------------
                                                              2002                        2001          2002          2001
                                        ---------------------------  --------------------------  ------------  ------------
Sales. . . . . . . . . . . . . . . . .  $                        -   $                 106,259   $    42,235   $   245,971
Cost of sales. . . . . . . . . . . . .                           -                     243,897       182,922       475,578
                                        ---------------------------  --------------------------  ------------  ------------
                                                                 -                    (137,638)     (140,687)     (229,607)
                                        ---------------------------  --------------------------  ------------  ------------

Expenses
  Depreciation and amortization. . . .                       1,085                         680         2,139         2,106
  Engineering design . . . . . . . . .                           -                           -             -             -
  Interest and financing fees. . . . .                     178,474                     458,368       354,162       548,368
  Selling, general and administrative.                     205,678                     374,647       346,946       819,728
                                        ---------------------------  --------------------------  ------------  ------------
                                                           385,237                     833,695       703,247     1,370,202
                                        ---------------------------  --------------------------  ------------  ------------
Net earnings (loss). . . . . . . . . .  $                 (385,237)  $                (971,333)  $  (843,934)  $(1,599,809)
                                        ===========================  ==========================  ============  ============

Weighted average number of shares:
  Basic and diluted. . . . . . . . . .  $               60,044,450   $              41,619,473   $52,645,745   $39,284,969
                                        ===========================  ==========================  ============  ============

Loss per share:
  Basic and diluted. . . . . . . . . .  $               (     0.01)  $              (     0.02)  $(     0.02)  $     (0.04)
                                        ===========================  ==========================  ============  ============


See  accompanying  notes  to  consolidated  financial  statements




                                          AQUATIC CELLULOSE INTERNATIONAL CORP.
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                           AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                                                               Foreign
                                                         Capital Stock            Additional                   Currency
                                                  --------------------------       Paid-in                   Translation
                                                      Shares        Amount         Capital        Deficit     Adjustment
                                                  --------------  ----------  --------------   -----------  ------------
Balance, May 31, 2001. . . . . . . . . . . . . .     47,019,315   $  47,019   $    4,073,808   $(4,512,813)       35,056
                                                  --------------  ----------  ---------------  ------------

Issued for promotional services. . . . . . . . .      7,645,000       7,645           80,805             -             -

Issued upon conversion of debentures . . . . . .      6,058,640       6,059           53,941             -             -

Issued in lieu of cash payment of interest
  on convertible debentures payable. . . . . . .      2,234,760       2,235           38,460             -             -

Issued in lieu of wages. . . . . . . . . . . . .      1,150,000       1,150           21,850             -             -

Issued upon exercise of warrants (Note 3). . . .      2,500,000       2,500           22,500             -             -

Fair value of warrants granted to non-employees
  (Note 3) . . . . . . . . . . . . . . . . . . .              -           -           55,000             -             -

Issued for cash. . . . . . . . . . . . . . . . .      1,905,000       1,905           23,095             -             -

Issued for services. . . . . . . . . . . . . . .      2,500,000       2,500           49,500             -             -

Beneficial conversion feature of convertible
  debentures payable . . . . . . . . . . . . . .              -           -           99,985             -             -

Shares cancelled . . . . . . . . . . . . . . . .     (2,200,000)     (2,200)         (19,800)            -             -

Net loss . . . . . . . . . . . . . . . . . . . .              -           -                -      (843,934)            -
                                                  =============  ==========   ==============  =============  ===========
Balance, February 28, 2002 . . . . . . . . . . .     68,812,715   $  68,813   $    4,499,144   $(5,356,747)  $    35,056

                                                      Total
                                                  Stockholders'
                                                      Equity
                                                  (Deficiency)
                                                 --------------
Balance, May 31, 2001. . . . . . . . . . . . . .  $   (356,930)


Issued for promotional services. . . . . . . . .        88,450

Issued upon conversion of debentures . . . . . .        60,000

Issued in lieu of cash payment of interest
  on convertible debentures payable. . . . . . .        40,695

Issued in lieu of wages. . . . . . . . . . . . .        23,000

Issued upon exercise of warrants (Note 3). . . .        25,000

Fair value of warrants granted to non-employees
  (Note 3) . . . . . . . . . . . . . . . . . . .        55,000

Issued for cash. . . . . . . . . . . . . . . . .        25,000

Issued for services. . . . . . . . . . . . . . .        52,000

Beneficial conversion feature of convertible
  debentures payable . . . . . . . . . . . . . .        99,985

Shares cancelled . . . . . . . . . . . . . . . .     (  22,000)

Net loss . . . . . . . . . . . . . . . . . . . .      (843,934)

Balance, February 28, 2002 . . . . . . . . . . .  $   (753,734)


See  accompanying  notes  to  consolidated  financial  statements.




                           AQUATIC CELLULOSE INTERNATIONAL CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                    2002          2001
                                                                ------------  ------------
Operating activities:
  Loss for the period. . . . . . . . . . . . . . . . . . . . .  $  (843,934)  $(1,599,809)
Non-cash items:
  Amortization . . . . . . . . . . . . . . . . . . . . . . . .        1,085         2,106
  Amortization of financing cost of warrants granted in
     conjunction with convertible debentures payable . . . . .       19,364        22,917
  Amortization of beneficial conversion feature. . . . . . . .       59,910             -
  Beneficial conversion feature of convertible debentures. . .       99,985       362,000
  Interest paid by issuance of common stock. . . . . . . . . .       40,695        43,346
  Services paid by issuance of common stock. . . . . . . . . .       53,000       187,930
  Promotional services paid by issuance of common stock. . . .       88,450             -
Changes in non-cash working capital:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . .       51,512       149,797
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . .       97,947      (205,254)
  Accounts payable and accrued liabilities . . . . . . . . . .       31,540       287,408
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,820             -
Net cash used in operating activities. . . . . . . . . . . . .     (256,626)     (749,559)

Investing:
  Purchase of fixed assets . . . . . . . . . . . . . . . . . .            -       (11,515)
  Advances on equipment purchase . . . . . . . . . . . . . . .            -      (100,000)
Net cash used in investing activities. . . . . . . . . . . . .            -      (111,515)
                                                                ------------  ------------

Financing:
  Issuance of common shares. . . . . . . . . . . . . . . . . .       50,000       (24,553)
  Issuance of convertible debentures payable . . . . . . . . .      200,000       650,000
Net cash provided by financing activities. . . . . . . . . . .      250,000       625,447
                                                                ------------  ------------

Effect of exchange rate changes on cash balances . . . . . . .            -        (7,971)

Decrease in cash and cash equivalents. . . . . . . . . . . . .   (    6,626)     (243,598)

Cash and cash equivalents, beginning of period . . . . . . . .       19,892       271,864

Cash and cash equivalents, end of period . . . . . . . . . . .  $    13,266   $    28,266

Supplementary information:
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
  Income taxes paid. . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                                ============  ============

Non-cash financing activities:
  Fair value assigned to warrants. . . . . . . . . . . . . . .  $    55,000   $         -
  Common shares issued for settlement of accounts
     payable and accrued liabilities . . . . . . . . . . . . .            -       133,500
  Common shares issued on conversion of convertible debentures       60,000       474,200
  Convertible debentures payable . . . . . . . . . . . . . . .            -        55,000

See  accompanying  notes  to  consolidated  financial  statements


                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001



NOTE 1 -
     SIGNIFICANT  ACCOUNTING  POLICIES
     Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the underwater harvesting and/or salvaging of submerged timber.

     Going  concern
     --------------
     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As of February 28, 2002, the Company had a working capital deficiency of $861,952 and a deficit of $5,356,747. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.
     Basis  of  presentation
     -----------------------
     The accompanying financial statements as of February 28, 2002 and for the three and nine month periods then ended are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America have been made. These financial statements have been prepared consistent with the accounting policies described in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended May 31, 2001 and should be read in conjunction therewith. Earnings (loss) per share ---------------------------- Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share for the three month period ended February 28, 2001 is calculated on the basis of the weighted average number of shares outstanding plus the effect of any potentially dilutive stock options, warrants and convertible debentures outstanding during the period. As the Company has a net loss for the three and nine month periods ended February 28, 2002, and for the nine month period ended February 28, 2001, basic and diluted net loss per share are the same.


                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001



NOTE 1 -
     SIGNIFICANT  ACCOUNTING POLICIES (Continued)

     Warrants  issued  in  conjunction with convertible debt
     -------------------------------------------------------
     The Company allocates the proceeds received from convertible debt between the liability and the warrants issued in conjunction with the debt, based on their relative fair values,at the time of issuance. The amount allocated to the warrants is recorded as additional paid in capital and as a discount to the related convertible debt. The discount is amortized to interest expense on a yield basis over the term of the related convertible debt.


NOTE 2 -
     CONVERTIBLE  DEBENTURES  PAYABLE

     The debentures are due as follows:
                    Outstanding,                            Outstanding,
                       May 31,                              February 28,
Due date                2001          Issued     Converted    2002
------------------  -------------  ------------  ----------  ----------
May 4, 2002. . . .  $      25,800   $        -  $      -   $ 25,800
September 29, 2001        500,000            -         -    500,000
January 25, 2002 .         55,000            -   (50,000)     5,000
March 14, 2002 . .        100,000            -   (10,000)    90,000
December 4, 2002 .              -      200,000         -    200,000
                    -------------    ----------  ---------  --------
                    $     680,800   $  200,000  $(60,000)  $820,800

Unamortized  discount  related  to  warrants  granted  in
conjunction  with  the  issuance  of  the  convertible
debentures  payable  is                                   (  1,414)

Unamortized  discount  related  to  beneficial
conversion option on the convertible debentures payable     (25,832)
                                                        ------------
                                                         $  793,554
                                                          ==========


NOTE 3 -
     WARRANTS GRANTED TO NON-EMPLOYEES

     During the nine months ended February 28, 2002, the Company granted 2,500,000 common share purchase warrants in exchange for consulting services to be performed over a one year period to two non-employees. The warrants vest immediately, expire in one year and have an exercise price of $0.01 per share. The fair value of the warrants of $55,000 was determined using the Black Scholes option pricing model using the one year life of the warrants, volatility factor of 115%, risk free rate of 5.5% and no expected dividend yield. Accordingly, consulting expense of $23,939, prepaid expenses of $31,061 and a corresponding increase in additional paid-in-capital of $55,000 have been recorded in these consolidated financial statements.


                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001



NOTE 3 -
     WARRANTS  GRANTED  TO NON-EMPLOYEES (Continued)

     The warrants were exercised during the nine months ended February 28, 2002 for aggregate cash proceeds of $25,000.




     ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION

PLAN  OF  OPERATIONS

     The  short-term  objectives  of  Aquatic  are  the  following:

     1. Continue expansion f the Brazilian harvesting project. This expansion will require additional equipment and labor plus training and support. Implementation of these items has already started.
     2.  Seek out and develop key alliances, acquisitions and joint ventures.
     3. Establish new lumber markets, especially with respect to rare and exotic species.
     4.  Expand  international  operations  to  a  third  continent.
     5. Purchase additional harvesting equipment to be placed into its current operations.

Aquatic's  long-term  objectives  are  as  follows:

     1. To increase lumber reserves to a level that will provide for future revenues and long-term growth.
     2. To continue upgrades of the robotic technology and develop its global awareness.
     Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. Recent financing has been obtained and the underlying shares have been registered November 30, 2001 on Form SB-2, Registration. No. 333-62824.

     There is no expected or planned sale of significant equipment by the Company. Assuming sufficient working capital can be obtained from operations and external financing, the Company's work force is expected to double from the current level over the next twelve months.

RESULTS  OF  OPERATIONS
-----------------------

Three  and  Six  Months  Ended  February  28, 2002 compared to February 28, 2001
--------------------------------------------------------------------------------


     The company realized revenue of $ nil for the three months ended February 28, 2002 and $42,235 for the nine months ended February 28, 2002, compared with $106,259 for the three months and $245,971 nine months ended February 28, 2001, for a decrease of $106,259 and $203,736 respectively. The decrease in sales is attributable to two main factors: first, Aquatic was re-establishing working relationships and the downstream infrastructure in Brazil, and second, Aquatic had temporarily shut down the Brazil operations due to a lack of working capital. The working relationships and the downstream infrastructure are now in place plus Aquatic received capital for operating needs on December 4, 2001. Aquatic anticipates that it will have revenue during the third quarter of 2002.

     Cost of sales for the three month and nine month periods ended February 28, 2002, were $ nil and $182,922 respectively, compared with $243,897 and $475,578 for the three month and nine month periods ended February 28, 2001, for a decrease of $182,922 and $231,681 respectively. The decrease in cost of sales is a direct result of the decrease in revenue and the temporary shut down of the Brazil operations. Year to date, cost of sales is higher than anticipated due mainly to a $70,000 write down of inventory to net realizable value. The remainder of the fluctuation is due to hiring a new production manager during 2001 and increased equipment and supply costs in 2002 not incurred during 2001. Though operating expenses have been scaled back, margins will continue to be negative for the remainder of the year.

     Operating costs and expenses for the three and nine months ended February 28, 2002, were $385,237 and $703,247 respectively, compared to $833,695 and
$1,370,202 for the three and nine months ended February 28, 2001 for a decrease of $448,458 and $536,507 respectively. The decrease in operating expense is a direct result of the temporary shut down of Aquatic's Brazil operations while Aquatic was seeking operating capital and re-establishing working relationships and the downstream infrastructure in Brazil, plus the restatement of the three and six months ended November 30, 2000 beneficial conversion feature on the convertible debentures issued during fiscal 2001, and the deferral and amortization of financing costs related to the debentures.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Net  cash  used  in Operating Activities for the nine months ended February
28, 2002 and 2001 were $256,626 and $749,559 respectively, for a decrease in cash used in operating activities of $492,933. The decrease in cash used in operating activities is mainly attributable to the temporary shut down of operations plus conserving cash by paying for services and interest by issuing common shares, combined with realizing on accounts receivable, selling inventory and increasing accounts payable and accrued liabilities.

     Net cash used in investing activities was $nil and $111,515 for the nine month period ended February 28, 2002 and 2001 respectively.

     Net cash from financing activities was $250,000 and $625,447 for the nine month periods ended February 28, 2002 and 2001 respectively, for a decrease of $375,447. The decrease is attributable to the issuance of debentures during the nine period ending February 28, 2001 for gross proceeds of $650,000 compared with issuance of common shares upon exercise of warrants for gross proceeds of $25,000 plus the issuance of debentures for gross proceeds of $200,000 during the nine months ended February 28, 2002.

     Net loss decreased from $1,599,809 for the nine month period ended February 28, 2001 to $843,934 for the nine month period ended February 28, 2002, representing a decrease in the loss of $755,875. This decrease is mainly attributable to the temporary shutdown in Brazil operations.


     As of February 28, 2002, the Company had a working capital deficiency of $861,952 and a deficit of $5,356,747. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

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

     In January 2002, Aquatic issued 7,245,000 shares of restricted stock at $.011 per share to Gary Ackles as per his employment agreement at $.01 per share, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."


     In January 2002, Aquatic issued 1,150,000 shares of restricted stock to Keith Winder. An employee of Aquatic, in lieu of salary, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

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

Registrant:     AQUATIC  CELLULOSE  INTERNATIONAL  CORP.

Signature                             Title                     Date
---------                            -----                      ----


By:     /s/  Gary  Ackles          Chief  Executive  Officer,   April 22, 2002
        -----------------
     Gary  Ackles                  Director  -  Chairman



By:     /s/  Claus  Wagner-Bart    Director                     April  22,  2002
        -------------------------
                 Claus  Wagner-Bartak