Form 10KSB
period 2002-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2002-09-13
CIK 1081242

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MarkOne)
[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2002.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______ to _______

                         Commission file number 0-27063

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                              82-0381904
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation  or  organization)                           Identification  No.)


3704 32nd Street, Suite 301 Vernon, BC               VIT  5N6
(Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code: (250) 552-5410
                                                    --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                     ---

The issuer had revenues of $32,904 for the fiscal year ended May 31, 2002.

The aggregate market value of the voting stock held by non-affiliates on May 31, 2002 was approximately $5,883,204 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of May 31, 2002, 78,442,715 shares of the issuer's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.  General Registration on Form 10-SB12G filed on November 2, 1999;
2.  Registration  on  Form  SB-2  filed  on August 21, 2000.  File NO: 333-44184
3.  Registration  on  Form  SB-2  filed  on  June  12,  2001  File No. 333-62824

                                     PART I

ITEM 1.          DESCRIPTION OF BUSINESS

AQUATIC CELLULOSE INTERNATIONAL CORP.

     Aquatic Cellulose International Corp. (" the "Company") is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1996.

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

Key to Aquatic's business
-------------------------

     Aquatic uses a simple but effective way to obtain timber and the rights to harvest timber in Canada. First, Aquatic researches a potential site to ensure sufficient timber resources exist. If the reserve is adequate, Aquatic meets with the local government officials to determine the ownership of the wood reserve. In cases where the wood has sunk to the bottom of the water location, the local government takes ownership of the wood to ensure that all local environmental concerns are addressed. Once ownership is determined, Aquatic applies for an appropriate salvage permit. To date Aquatic has acquired only one salvage permit in Canada, on July 20th, 1998, allowing the salvaging of
timber at Monty Lake, in Central British Columbia, Canada.     Aquatic harvested
timber, pursuant to the salvage permit, within a designated area from July 21, 1998 to October 31, 1998.

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

     Aquatic also offers a unique method of harvesting timber. Presently, submerged forests are harvested by divers using hand-operated equipment. This method of harvesting has a slow wood recovery rate of approximately eight to ten trees per day. The ATH60 is capable of harvesting approximately thirty to forty trees per day.

Two main sources of underwater timber
-------------------------------------

     Aquatic's industry consists of two primary sources of underwater timber. The first is standing timber that has been inundated (flooded) as a result of a
dam construction (hydroelectric or otherwise).   These standing trees are
submerged as the water level behind a dam rises, preserving them and preventing degradation of the wood quality. The second is salvage timber. This source consists of those trees that have already been cut and have sunk to the bottom of the waterway en route to a mill or load out area.

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

     Aquatic has done an on-sight evaluation of the Tucurui reservoir in Brazil, South America. The Tucurui reservoir, created in 1984, is located in the northern interior of Brazil. When the reservoir was filled, it covered over an estimated 100,000 hectares (one hectare equals approximately 2.6 acres) of old growth rain forest. In 1997, Aquatic formed an alliance with Sulpam Madeira Ltda (see exhibit 10.19), a Brazilian Company that has the rights to harvest the timber in the Tucurui reservoirs. Pursuant to the terms of the alliance, in addition to providing harvesting rights, Sulpam was to provide all the surface support craft and provide all "downstream" support and milling services for the timber harvested from the Tucurui reservoir by the ATH 60.

     The availability of milling services is important for two reasons:
          a. the majority of the Company's customers require the logs to be processed into lumber; and
          b.   Brazil does not permit the export of raw logs.

     During 2001, it became evident that Sulpam was unable to provide the necessary "downstream" support and milling services. The lack of Sulpam's support has had an adverse affect on operations. There was a temporary shut down of operations while Aquatic located and purchased the necessary water based equipment and the hiring of local mills to process the harvested logs into lumber. Aquatic will continue to operate the Brazil operation under the harvesting rights held by Sulpam. The agreement covering the use of Sulpam's timber harvesting rights is still effective and Sulpam is honoring the
agreement.   The harvesting rights agreement does not specify an expiration date.

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

Technological innovations
-------------------------

     Aquatic's timber harvesting system consists of a surface controlled robotic arm that reaches down into the water and either cuts or retrieves the timber from under the water. This system utilizes three technological innovations.

     The first is the harvesting system's camera system. The camera system provides real time continuous surveillance of all underwater operations, even in turbid water conditions. This camera is readily available from Sony dealers throughout the world.

     The second technology is the system's "Robotically Controlled Arms and Heads". The arm, is a mechanical arm, which has the head attached to it, and reaches down into the water towards the target tree. The head has two parts to it, a cutting device that cuts the target tree and a claw which secures the timber during the cutting process. To accomplish this, Aquatic has software that transmits the robots arm and head position into an accurate real time graphical image allowing the operator to easily maneuver the robot under water.

     The third feature is two "Sonar Imaging" systems. The first system provides an image of the submerged terrain being harvested plus gives an estimate of the depth and distance between the robot and the timber it is viewing. The second system is a sonar device which rotates with the harvester head allowing the operator to target potential trees to harvest.

     All three technologies were incorporated in the development and construction of a fully functional unit for log salvage operations called the ATH-60. Currently the ATH-60 is harvesting timber at the Company's Brazil project. The next generation of harvester, the ATH-120, is currently under construction. Aquatic has not set an introduction date for its use.

Competition
-----------

     Aquatic competes for customers with other timber companies, many of which have substantially greater assets and resources than those of our Company. Major companies presently dominate the timber industry and have long-standing distribution and marketing relationships, which may operate to the disadvantage of Aquatic. However, because Aquatic accesses and supplies a unique alternate wood source and it presently has minimal competition in this niche market.

Marketing and distribution Process
----------------------------------

     Upon receiving a purchase order for its goods, Aquatic manages the product from the initial wood harvesting through manufacturing to the final point of sale. The steps involved are as follows:

          - the product is first marketed through wood distributors, which provide Aquatic with purchase orders;
          -    wood is then harvested and transported to a primary milling facility where the wood is cout to rough sawn lumber;
          -    the rough sawn lumber is then shipped to a secondary milling factory where the wood is milled into pre-finished wood products specified by the purchase order;
          - the pre-finished wood is then bundled, wrapped and trucked to a ship loading yard.where it is placed aboard a cargo ship - freight on board ("FOB");
          - Once the product is aboard the cargo ship the customer assumes liability for the product

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

Going Concern
-------------

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has a working capital deficiency of $1,110,367 and an accumulated deficit of $5,968,319 as at May 31, 2002 and has suffered recurring losses from operations. As of May 31, 2002, the Company had scaled down operations pending new financing which raises substantial doubt about it's ability to continue as a going concern.

Management's plans in regard to these matters are also discussed in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Employees
---------

     Our Company employs a total of four full time employees in the corporate office and 1 full time employees in Brazil. None of the employees are covered by a union and there is presently no indication of union activity.


ITEM  2.     DESCRIPTION  OF  PROPERTY

     The Company's offices are located at 3704 32nd Street, Suite 301, Vernon,
British Columbia, V1T5N6.     The Company is committed through the year 2002
with annual lease payments under operating leases for office premises and equipment of $12,370 per year.


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

                               High Bid  Low Bid
Fiscal 2000:
------------
First Quarter 1999                  .72      .14
Second Quarter 1999                 .93      .25
Third Quarter 2000                  .90      .45
Fourth Quarter 2000 (5/31/00)      1.25      .50

Fiscal 2001
-----------
First Quarter 2001                  .75      .38
Second Quarter 2001                 .53      .15
Third Quarter 2001                 .175      .08
Fourth Quarter 2001 (5/31/01)      .099      .04

Fiscal 2002
-----------
First Quarter 2002                  .07      .02
Second Quarter 2002                 .05      .01
Third Quarter 2002                  .05      .01
Fourth Quarter (5/31/02)            .14      .06

          To date, the Company has not declared or paid dividends on its common stock.

          As of May 31, 2002, there were approximately 295 shareholders of record (that are not in street name) of the company's Common Stock.

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

     At various times prior to May 31, 2001, Aquatic issued an aggregate of 587,000 shares of restricted stock at an average price of $0.14 per share (price reflected market price) for services pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction
not involving a public offering."   These shares were issued for services
rendered. The investor of the stock was an accredited investor.

     At various times prior to May 31, 2001, Aquatic issued an aggregate of 227,000 shares of restricted stock at an average price of $0.58 per share for the settlement of accounts payable and accrued liabilities (settlement determined stock price) pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a
public offering."   These shares were issued for services rendered. The investor of the stock was an accredited investor.

     Prior to May 31, 2001, Aquatic issued 100,000 shares of restricted stock to Mathew Lathian at no cost pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a
public offering."   These shares were issued for cash subscriptions for 200,000 common shares received during fiscal 2000.  100,000 of the common shares were
issued during fiscal 2000.   The investor of the stock was an accredited
investor.

     On June 5, 2001 Aquatic issued 2,500,000 shares of restricted stock at $.05 per share for deposit on the purchase of equipment, (price reflected market price), pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

     In July, 2001 Aquatic issued 400,000 shares of restricted stock at $.04 per share for services, (price reflected market price), pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

     In December 2001, Aquatic issued 900,000 shares of restricted stock to Sheridan Westgarde and 200,000 shares to Keith Winder for salaries and services at an average price of $0.02 per share pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investors of the stock were sophisticated investors.

     In January 2002, Aquatic issued 7,245,000 shares of restricted stock at $.014 per share to Gary Ackles as per his employment agreement, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

     On February 5, 2002 Aquatic issued 300,000 shares of restricted stock at $.02 per share for services, (price reflected market price), pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

     In April and May 2002 Aquatic issued 1,500,000 shares of restricted stock at $.05 per share to various investors pursuant to a subscription agreement, pursuant to the exemption provided for under Rule 506 of the Securities Act of 1933, as amended, and Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.

     Prior to May 31, 2002 Aquatic issued 5,480,000 shares of restricted stock at a per share price ranging from $.012 - $.078 for services, (price reflected market price), pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

Convertible Notes issued (The investors of the securities were accredited
-------------------------------------------------------------------------
investors).
-----------

     On May 4, 2000, Aquatic issued two convertible debentures of $250,000 each for a aggregate of $500,000 in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act")

     On September 27, 2000, Aquatic issued two convertible debentures of $250,000 each for a aggregate of $500,000 in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     On January 25, 2001, Aquatic issued two convertible debentures of $75,000 each for an aggregate of $150,000 in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     On March 14, 2001, Aquatic issued two convertible debentures of $50,000 each for an aggregate of $100,000 in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     On December 4, 2001 Aquatic issued issued two convertible debentures of $100,000 in cash each for an aggregate of $200,000 in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors

Warrants and options issued (The investors of the securities were accredited
----------------------------------------------------------------------------
investors).
-----------

     On May 4, 2000, Aquatic issued a total of 250,000 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $0.69 per share, and expire May 4, 2003.
These warrants were issued in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     As of July 31, 2000, there were a total of 1,425,250 options outstanding to purchase Aquatic's common stock at an exercise price of $0.52 per share, which was the market price of the options on the granting date of February 22, 2000. These options expire on February 22, 2005. These options were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933
as amended, as a "transaction not involving a public offering."   These option
were all exercised prior to May 31, 2001.

     On September 27, 2000, Aquatic issued a total of 250,000 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $0.69 per share and expire September 29, 2003. These warrants were issued in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     On January 25, 2001, Aquatic issued common stock purchase warrants for the right to purchase 50,000 shares of Common Stock of AQCI at $0.35 per share and expire January 25, 2003. These warrants were issued in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

On March 14, 2001, Aquatic issued common stock purchase warrants for the right to purchase 50,000 shares of Common Stock of AQCI at $0.35 per share and expire March 14, 2003. These warrants were issued in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

     On December 4, 2001, Aquatic issued common stock purchase warrants for the right to purchase 100,000 shares of Common Stock of AQCI at $.35 per share and expire December 6, 2003. These warrants were issued in accordance with Sec.

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

     Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

     There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to remain flat from the current level over the next twelve months.

                              RESULTS OF OPERATIONS

Year Ended May 31, 2002 Compared to Year Ended May 31, 2001
-----------------------------------------------------------

     The company earned revenue of $32,904 for the year ended May 31, 2002, compared with $280,042 for fiscal 2001 for a decrease of $247,138 or 88%. The decrease in sales is attributable to two main factors: first, Aquatic was re-establishing working relationships and the downstream infrastructure in Brazil, and second, Aquatic had substantially reduced the Brazil operations due
to a lack of working capital.   Currently Brazil operations are running in a
scaled down mode and does not anticipate revenues until third quarter (February
2003).

     Cost of sales for the year ended May 31, 2002 was $60,141 compared to $528,834 for the year ended May 31, 2001, for a decrease of $468,693 or 89%. The decrease in cost of sales is a direct result of the decrease in revenue and the temporary shut down of the Brazil operations.

     Operating costs and expenses for the year ended May 31, 2002, were $729,866 and $955,397 for the year ended May 31, 2001 for a decrease of $225,531 or 24%. The decrease in operating costs is attributable to a decrease in selling, general and Administrative expenses of $119,780, which is a direct result of the substantial reduction of Aquatic's Brazil operations, plus a decrease in bad debt write-offs of $218,741 offset by selling, general and Administrative expenses incurred by related parties of $113,383.

     Other expenses for the year ended May 31, 2002, were $698,403 and $769,423 for the year ended May 31, 2001 for a decrease of $71,020 or 9%. The decrease in other expenses was attributable to a decrease in interest expense of $456,025 offset by a foreign exchange transaction loss of $385,005 in the year ended May 31, 2002.

     The Company incurred a loss in fiscal 2002 of $1,455,506 compared with a loss of $1,973,612 in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash used in operating activities in fiscal 2002 amounted to $430,456 compared to $738,172 in fiscal 2001. The decrease use of cash is mainly attributable to the scaling down of the Brazil operations due to a lack of working capital.

     Financing activities generated net cash of $421,383 in fiscal 2002 compared with $602,947 in fiscal 2001. The cash from financing activities for fiscal year 2002 was generated from the issuance of $200,000 in convertible debentures, the sale of common stock for $75,000, the exercise of options for $60,000 and a note due to a stockholder for $113,383 less financing costs of $27,000.

     At May 31, 2002 the Company had cash of $10,819, accounts receivable of $nil, inventory of $nil, prepaid expenses of $16,026 and other receivable of $736 for total current assets of $27,581. Inventory decreased from $199,892 and accounts receivable decreased from $54,963 at May 31, 2001 as a result of the scaling down of the Brazil operations due to a lack of working capital.

     It is anticipated that the $200,000 convertible debentures payable issued during 2002 will be converted into common shares in accordance with the terms of these debentures.

Registration Statement on Form SB2 filed June 12, 2001 became effective in
--------------------------------------------------------------------------
December 2001
-------------

     Aquatic has registered with the Form SB2, 48,114,070 shares of common stock (of which 1,700,000 have been previously issued as restricted stock) all of which will be freely tradable without restriction or further registration under the Securities Act. This includes:
          - 23,653,094 shares representing an adjustment to the number of shares held on reserve registered on the Form SB2, filed August 21, 2000, file number 333-44184. These reserve shares that may be needed to account for market fluctuations in the price of the common stock prior to the conversion of the debentures
          - 22,560,976 shares representing the conversion of the aggregate of $450,000 of 12% debentures plus estimated interest at a price of $.041 per share
          - 200,000 shares underlying warrants to be registered in connection with the secured convertible debenture purchase agreement
          -    1,700,000 shares of other selling shareholders.

ITEM 7.     FINANCIAL STATEMENTS

     Please refer to pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A Form 8-K was filed on February 28, 2002, reporting a change in accounting firms.

KPMG LLP was previously the independent auditors for Aquatic Cellulose International Corporation (the "Registrant"). On February 28, 2002, the Registrant terminated KPMG for financial reasons and engaged Merdinger, Fruchter, Rosen & Corso, P.C., to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31, 2002. The decision to change was based on financial considerations and was approved by the audit committee and the full Board of Directors of the Registrant.

     The audit reports of KPMG LLP on the financial statements of Aquatic Cellulose International Corporation as of and for the fiscal years ended May 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

     KPMG LLP's report on the consolidated financial statements of Aquatic Cellulose International Corporation as of and for the years ended May 31, 2001 and 2000, contained a separate paragraph stating "As discussed in note 1(a) to the consolidated financial statements, the Company has a working capital deficiency of $467,287 as at May 31, 2001 and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     During the Registrant's fiscal years ended May 31, 1997 through May 31, 2001, and the subsequent interim period ending February 28, 2001, there were no disagreements between the Registrant and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to their satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the matter in their report. The Company has requested KPMG LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated March 26, 2002, is filed as Exhibit 16 to this Form 8-K.

     There were no other "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K occurring within the Registrant's two most recent fiscal years and the subsequent interim period ending February 28, 2002.

     During the Registrant's two most recent fiscal years ended May 31, 2001 and the subsequent interim period through February 28, 2002, the Registrant did not consult with Merdinger, Fruchter, Rosen & Corso, P.C. regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulations S-K

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive  Officers  and  Directors

Name                     Age         Position
----                     ---         --------

Gary J. Ackles           47          President & Director
Shane Kerpan             31          Secretary & Treasurer
Claus Wagner-Bartak      63          Director

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

                                          EXECUTIVE COMPENSATION

                                                                       Long Term Compensation
                             Annual Compensation                               Awards
Payouts
                     -----------------------------------  -----------------------------------------------
(a)                  (b)    (c)       (d)     (e)         (f)          (g)          (h)         (I)
Name                                          Other(1)                 Securities               All
and                                           Annual      Restricted   Underlying               Other
Principal                                     Compen      Stock        Options/     LTIP        Compen
Position             Year   Salary    Bonus   sation($)   Award($)     Sar(#)       Payouts($)  sation($)
Gary Ackles
President/CEO         2000  $ 84,000       0           0            0            0           0           0
                      2001  $ 84,000       0           0            0    1,202,500           0           0
Shane Kerpan
Secretary             2000         0       0           0            0            0           0           0
                      2001         0       0           0            0      117,500           0           0
Claus Wagner-Barta
Director              2000         0       0           0            0            0           0           0
                      2001         0       0           0            0      105,250           0           0

Chief Executive Officer Compensation:

     Mr. Ackles has a three-year employment agreement commencing November 1, 2000, providing for an annual salary of $107,134, plus certain benefits. The agreement calls for a minimum increase in salary of 10% per annum

(1)  Long Term Incentive Plans (Options)

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

These options have been exercised as of 5/31/01.

Compensation of Directors

     Directors receive no remuneration for their services as directors at this time.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     \The following table sets forth information as of the date of this Registration Statement regarding certain Ownership of our Company's outstanding Common Stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners of more than five percent of the common stock.

Name and Address             Shares Owned Beneficially(1)  Percent of Class
----------------             ----------------------------  -----------------
Gary J. Ackles
3498 Salmon River Bench Rd                     12,000,000              15.3%
Vernon, B.C. V1T 8Z7

Claus Wagner-Bartak
4092 Lee Highway                                  435,000               0 6%
Arlington, VA 22207

Shane Kerpan
816 George Ann Street                             325,500               0.4%
Kamloops, B.C. V2C 1L5

Officer/Director as a Group                    12,435,000              15.8%


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

     The Company has a service agreement with Kathy Ackles, wife of the president, for bookkeeping and administrative services for $24,000 per annum.

     The Company has an employment agreement with Gary Ackles, the Company's president, providing for an annual salary of $107,134 and certain benefits.



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

                          Date September 13, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Ackles           Director, Chief Executive Officer,  September 13, 2002
    --------------------  President and Chief Accounting
    Gary Ackles           Officer

/s/ Claus Wagner-Bartak   Director                            September 13, 2002
    -------------------
    Claus Wagner-Bartak

                      Consolidated Financial Statements of

                                AQUATIC CELLULOSE
                               INTERNATIONAL CORP.

                              May 31, 2002 and 2001


                                                                            Page
                                                                            ----

                      INDEX TO AUDITED FINANCIAL STATEMENTS


Independent Auditor's Report                                                 F-2

Consolidated Balance Sheets as of May 31, 2002 and 2001                      F-3

Consolidated Statements of Operations for the years
          ended May 31, 2002 and 2001                                        F-4

Consolidated Statements of Comprehensive Loss
          for the years ended May 31, 2002 and 2001                          F-5

Consolidated Statement of Stockholders' (Deficiency) Equity
          for the years ended May 31, 2002 and 2001                          F-6

Consolidated Statements of Cash Flows for the years ended
          May 31, 2001 and 2000                                              F-7

Notes to Consolidated financial Statements                                   F-8


                                       F-1

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2002 AND 2001

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


                                 C O N T E N T S
                                 ---------------


                                                                          PAGE
                                                                          ----



INDEPENDENT  AUDITORS'  REPORT                                              1


CONSOLIDATED  BALANCE  SHEETS                                               2


CONSOLIDATED  STATEMENTS  OF  OPERATIONS                                    3


CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  LOSS                           4


CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIENCY                     5


CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                                 6 - 7


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                            8 - 21

                         INDEPENDENT AUDITORS' REPORT



TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheet of Aquatic Cellulose International Corp. and Subsidiary as of May 31, 2002, and the related consolidated statement of operations, comprehensive loss, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aquatic Cellulose International Corp. as of May 31, 2001, were audited by other auditors, whose report dated August 3, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquatic Cellulose International Corp. and Subsidiary as of May 31, 2002, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and limited capital resources. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of May 31, 2002, the Company had substantially reduced operations pending new financing.



                                      MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                                      Certified  Public  Accountants

New  York,  New  York
August  2,  2002

                        AQUATIC CELLULOSE INTERNATIONAL CORP.
                                     AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS


                                                                    May 31,
                                                           ----------------------------
     ASSETS                                                    2002           2001
                                                           -------------  -------------
Current assets
  Cash and cash equivalents                                $     10,819   $     19,892
  Accounts receivable, net of allowance for doubtful
    accounts of $-0- and $-0-, respectively                           -         54,963
  Inventory                                                           -        199,892
  Prepaid expenses                                               16,026              -
  Other receivable                                                  736              -
                                                           -------------  -------------
    Total current assets                                         27,581        274,747

Property and equipment, less accumulated
  depreciation of $12,401 and $10,128                             8,084         10,357

Deferred financing costs, net of accumulated
 amortization of $135,411 and $103,136, respectively             19,189         19,364
Advance on equipment purchases                                  225,000        100,000
                                                           -------------  -------------

    TOTAL ASSETS                                           $    279,854   $    404,468
                                                           =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable and accrued liabilities                 $    203,765   $    186,581
  Due to stockholders                                           113,383              -
  Convertible debentures payable                                820,800        574,817
                                                           -------------  -------------
    Total current liabilities                                 1,137,948        761,398
                                                           -------------  -------------

Stockholders' deficiency
  Preferred stock, par value $0.001 per share;
   10,000,000 shares authorized, no shares issued
   and outstanding
  Common stock, par value $0.001; 100,000,000 shares
   authorized; 78,442,715 and 47,019,315 shares issued
   and outstanding at May 31, 2002 and 2001, respectively        78,442         47,019
  Additional paid-in capital                                  4,996,727      4,073,808
  Accumulated deficit                                        (5,968,319)    (4,512,813)
  Foreign currency translation adjustment                        35,056         35,056
                                                           -------------  -------------
    Total stockholders' deficiency                          (   858,094)   (   356,930)
                                                           -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $    279,854   $    404,468
                                                           =============  =============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                            AQUATIC CELLULOSE INTERNATIONAL CORP.
                                      AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED


                                                                         May 31,
                                                                --------------------------
                                                                    2002          2001
                                                                ------------  ------------
Sales                                                           $    32,904   $   280,042

Cost of sales                                                        60,141       528,834
                                                                ------------  ------------

Gross profit                                                        (27,237)     (248,792)
                                                                ------------  ------------

Operating expenses
  Selling, general and administrative                               607,495       727,275
  Selling, general and administrative to related parties            113,383             -
  Bad debt                                                            6,734       225,475
  Depreciation                                                        2,254         2,647
                                                                ------------  ------------
Total operating expenses                                            729,866       955,397
                                                                ------------  ------------

Loss from operations                                               (757,103)   (1,204,189)
                                                                ------------  ------------

Other expense
  Interest expense                                                  313,398       769,423
  Foreign exchange transaction loss                                 385,005             -
                                                                ------------  ------------
    Total other expense                                             698,403       769,423
                                                                ------------  ------------

Loss from operations before income taxes                         (1,455,506)   (1,973,612)

Provision for income taxes                                                -             -
                                                                ------------  ------------

Net loss                                                        $(1,455,506)  $(1,973,612)
                                                                ============  ============

Loss per share - basic and diluted                              $     (0.03)  $     (0.05)
                                                                ============  ============

Weighted average common shares outstanding - basic and diluted   60,854,801    40,762,532
                                                                ============  ============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                               FOR THE YEARS ENDED

                                                                       May  31,
                                                              -----------------------------
                                                                  2002           2001
                                                              ------------  ---------------
Net loss                                                      $(1,455,506)  $   (1,973,612)

Foreign exchange translation adjustment                                 -           (7,971)
                                                              ------------  ---------------

Comprehensive loss                                            $(1,455,506)  $   (1,981,583)
                                                              ============  ===============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                                     AQUATIC CELLULOSE INTERNATIONAL CORP.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                                    Foreign          Total
                                                  Capital Stock          Additional                 Currency     Stockholders'
                                              -----------------------    Paid-in                   Translation       Equity
                                                Shares      Amount       Capital       Deficit      Adjustment    (Deficiency)
                                              ----------  -----------  ------------  ------------  ------------  ---------------
Balance, May 31, 2000                         37,425,985  $    37,426  $ 2,527,608   $(2,539,201)  $    43,027   $       68,860
Issued for services                            2,287,000        2,287      309,242             -             -          311,529
Issued for settlement of accounts payable
  and accrued liabilities                        227,000          227      133,273             -             -          133,500
Issued upon conversion of debentures           6,117,422        6,117      563,083             -             -          569,200
Issued for share subscriptions received
  in 2000                                        100,000          100         (100)            -             -                -
Issued in lieu of cash payment of
  interest on
  Convertible debentures payable                 861,908          862       62,255             -             -           63,117
Share issue costs                                      -            -      (24,553)            -             -          (24,553)
Financing cost of warrants granted in
  conjunction
  with convertible debentures                          -            -       55,000             -             -           55,000
Beneficial conversion feature of convertible
  debentures payable                                   -            -      448,000             -             -          448,000
Net loss                                               -            -            -    (1,973,612)            -       (1,973,612)
Foreign currency translation adjustment                -            -            -             -        (7,971)          (7,971)
                                              ----------  -----------  ------------  ------------  ------------  ---------------

Balance, May 31, 2001                         47,019,315       47,019    4,073,808    (4,512,813)       35,056         (356,930)
Issued for promotional services to
  Company's president                          7,245,000        7,245       94,185             -             -          101,430
Issued upon conversion of debentures           6,058,640        6,058       53,942             -             -           60,000
Issued in lieu of cash payment of interest
  on convertible debentures payable            2,234,760        2,235       38,460             -             -           40,695
Issued upon exercise of options                4,605,000        4,605       55,395             -             -           60,000
Fair value of options granted to
  non-employees                                        -            -      151,964             -             -          151,964
Issued for cash                                1,500,000        1,500       73,500             -             -           75,000
Issued for services                            6,980,000        6,980      241,870             -             -          248,850
Issued for financing fees                        300,000          300        5,700             -             -            6,000
Beneficial conversion feature of
  convertible
  debentures payable                                   -            -       85,403             -             -           85,403
Issued as deposit on equipment                 2,500,000        2,500      122,500             -             -          125,000
Net loss                                               -            -            -    (1,455,506)            -       (1,455,506)
                                              ----------  -----------  ------------  ------------  ------------  ---------------

Balance, May 31, 2002                         78,442,715  $    78,442  $ 4,996,727   $(5,968,319)  $    35,056   $     (858,094)
                                              ==========  ===========  ============  ============  ============  ===============

See accompanying notes to consolidated financial statements.

                               AQUATIC CELLULOSE INTERNATIONAL CORP.
                                         AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED

                                                                        May 31,
                                                           ---------------------------------
                                                                 2002             2001
                                                           ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $    (1,455,506)  $   (1,973,612)
Non-cash items:
  Depreciation                                                       2,254            2,647
  Amortization of deferred financing costs                          33,175          176,807
  Amortization of financing cost of warrants                             -          152,728
  Amortization of beneficial conversion feature                    105,983          362,258
  Beneficial conversion feature of convertible debentures           85,403                -
  Bad debt expense                                                   6,734                -
  Inventory valuation adjustment                                    60,141                -
  Interest paid by issuance of common stock                         40,695           63,117
  Services paid by issuance of common stock                        248,850          311,529
  Inventory bartered for services                                  224,725                -
  Promotional services paid by issuance of common stock            101,430                -
  Options granted for services                                     151,964                -
Changes in assets and liabilities:
  Accounts receivable                                               48,229          213,850
  Inventory                                                        (84,974)        (199,892)
  Prepaid expenses                                                 (16,026)               -
  Other receivable                                                    (736)               -
  Accounts payable and accrued liabilities                          17,203          152,396
                                                           ----------------  ---------------
Net cash used in operating activities                             (430,456)        (738,172)
                                                           ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                 -           (8,776)
Advance on equipment purchase                                            -         (100,000)
                                                           ----------------  ---------------
Net cash provided by investing activities                                -         (108,776)
                                                           ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                              75,000                -
  Share issue cost                                                       -          (24,553)
  Issuance of convertible debentures payable                       200,000          750,000
  Exercise of options                                               60,000                -
  Due to stockholder                                               113,383                -
  Deferred financing cost                                          (27,000)        (122,500)
                                                           ----------------  ---------------
Net cash provided by financing activities                          421,383          602,947
                                                           ----------------  ---------------

Effect of exchange rate changes on cash balances                         -           (7,971)
                                                           ----------------  ---------------
Decrease in cash and cash equivalents                               (9,073)        (251,972)
                                                           ----------------  ---------------
Cash and cash equivalents, beginning of period                      19,892          271,864
Cash and cash equivalents, end of period                   $        10,819   $       19,892
                                                           ================  ===============

Supplementary information:
  Interest paid                                            $             -   $            -
                                                           ================  ===============
  Income taxes paid                                        $             -   $            -
                                                           ================  ===============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                    FOR THE YEARS ENDED MAY 31, 2002 AND 2001


SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  ACTIVITIES:

During  the  year  ended  May  31,  2001,  the  Company:

-    Issued 2,287,000 shares of common stock, valued at $311,529, for services;

- Issued 277,000 shares of common stock, valued at $133,500, for settlement of accounts payable and accrued expenses;

- Issued 6,117,422 shares of common stock, valued at $569,200, upon conversion of debentures;

- Issued 861,908 shares of common stock, valued at $63,117, in lieu of cash payment of interest, on convertible debentures; and

- $55,000 fair value assigned to warrants issued in conjunction with convertible debentures.

During the year ended May 31, 2002, the Company:

- Issued 7,245,000 shares of common stock, valued at $101,430, for promotional services;

- Issued 6,058,640 shares of common stock, valued at $60,000, upon conversion of convertible debentures;

- Issued 2,234,760 shares of common stock, valued at $40,695, in lieu of cash payment of interest on convertible debentures;

-    Granted options to non-employees, valued at $151,964;

- Issued 6,980,000 shares of common stock, valued at $248,850, for services by employees, and consultants;

- Issued 2,500,000 shares of common stock, valued at $125,000, as deposit on equipment purchase; and

- Bartered inventory, valued at $224,725 in return for services, valued at $224,725, resulting in no gain or loss for the Company.

- Issued 300,000 shares of common stock, valued at $6,000, for financing fees.


The accompanying notes are an integral part of these consolidated financial statements.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Aquatic Cellulose International Corp. (the "Company" or "ACIC") was incorporated under the laws of the State of Nevada in 1996. The
          Company's principal activity is the underwater harvesting and/or salvaging of submerged timber, and the sale of lumber produced from such timber.

          Going  Concern
           -------------
          These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As of May 31, 2002, the Company had a working capital deficiency of $1,110,367 and a deficit of $5,968,319. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. As of May 31, 2002, the Company had substantially reduced operations pending new financing. Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months as follows:

          The Company is negotiating for a loan from the Fundo Constitucional de Financiamento do Norte (FNO Fund) for 6.2 million dollars through the Bank of Amazonia. This fund supports socially responsible projects in the Amazon Region. In addition, the Company is negotiating with funding agencies for funding of the construction of equipment and project implementation of up to 75% of the value of purchase orders.

          There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

          Basis  of  Presentation
          -----------------------
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

          Business  Operations
          --------------------
          The Company operates primarily in the United States, Canada, and Brazil.

          The primary business segments and a description of the business operations of each company are as follows:

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Corporate
          ---------
          ACIC provides management services to its wholly owned subsidiary, ACL and its operations in Brazil. ACIC has no direct domestic operating assets or business activities.

          ACL
          ---
          ACL is focusing its energies and management team on not only the Brazil project but also other wood recovery opportunities around the world. ACL is also working closely with its manufacturer on the construction of the next generation ATH 120 robotic harvester.

          Brazil
          ------
          At this time Ecomab is refining the overall Tucurui operational plan, to be implemented once full production has commenced. Ecomab is also working other Hydro facilities to expand their operations into other areas of Brazil, and also increase utilization of wood byproducts.

          Reclassifications
          -----------------
          Certain of the 2001 figures have been reclassified to conform to the 2002 presentation.

          Management  Estimates
          ---------------------
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period presented. Actual results could differ from those estimates.

          The collectibility of accounts receivable and the determination of the lower of cost and net realizable value of inventory are based on management estimates. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

          Revenue  Recognition
          --------------------
          The Company recognizes sales when goods are shipped, and the title, risks and rewards of ownership have been transferred from the Company to the customer.

          Cash  and  Cash  Equivalents
          ----------------------------
          The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

          Concentration  of  Credit  Risk
          -------------------------------
          The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

          The Company grants credit to customers throughout North America and routinely assesses the financial strength of them. As a consequence, concentrations of credit risk are limited.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Allowance for Doubtful Accounts
          -------------------------------
          For financial reporting purposes, the Company utilizes the allowance method of accounting for doubtful accounts. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses. The allowance is based on an experience factor and review of current accounts receivable. Uncollectible accounts are written off against the allowance accounts when deemed uncollectible.

          Inventory
          ---------
          Inventory is recorded at the lower of cost or net realizable value, on a first-in, first-out basis. Cost includes costs of material, labor and manufacturing overhead.

          Property  and  Equipment
          ------------------------
          Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, on a declining balance and straight-line basis. The estimated service lives used in determining depreciation are three to four years for computers and five years for furniture and equipment. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term.

          Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is credited or charged to operations.

          Income  Taxes
          -------------
          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          Fair  Value  of  Financial  Instruments
          ---------------------------------------
          The fair values of the Company's cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the convertible debentures payable approximates their carrying amount due to the fixed interest rate of the debentures closely approximating floating rates at the financial statement date.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Long-lived Assets
          -----------------
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

          Translation of Foreign Currency
          -------------------------------
          The Company's functional currency is the United States dollar. The Company's subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency. However, its functional currency has been determined to be the United States dollar. The method of translation applied is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date.
          ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transactions occurred.
          iii) Revenues and expenses are translated at the rate of exchange in effect at the transaction date.
          iv) The net adjustment arising from the translation is included in the consolidated statement of loss.

          Stock-Based  Compensation
          -------------------------
          SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for employee stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123; accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.
          For stock options issued to non-employees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the financial statements for stock options granted to non-employees in the period in which the consideration is obtained from the non-employee.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Stock-Based Compensation (continued)
          ------------------------------------
          Compensation expense is recognized in the financial statements for issuances of common shares to employees and non-employees that have rendered services to the Company. Compensation expense is recognized based on the fair value of the services rendered or the fair value of the common stock, whichever is more readily determinable.

          Earnings  Per  Share
          --------------------
          SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

          Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. The weighted average number of common shares outstanding for computing Basic EPS was 60,854,801 for the year ended May 31, 2002.

          Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing Diluted EPS, including dilutive stock options and warrants, was 62,688,130 for the year ended May 31, 2002. For the year ended May 31, 2002, approximately 650,000 shares attributable to the exercise of outstanding options and warrants were excluded from the calculation of Diluted EPS because the effect was antidilutive. No adjustments were made to reported net income in the computation of EPS.

          Warrants  Issued  in  Conjunction  With  Convertible  Debt
          ----------------------------------------------------------
          The Company allocates the proceeds received from convertible debt between the liability and the warrants issued in conjunction with the debt, based on their relative fair values, at the time of issuance. The amount allocated to the warrants is recorded as additional paid-in capital and as a discount to the related convertible debt. The discount is amortized to interest expense on a yield basis over the term of the related convertible debt.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent  Accounting  Pronouncements
          ----------------------------------
          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS No. 142, it also requires that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Adoption of this statement is not expected to be material.

          In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligation in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated. Adoption of this statement is not expected to be material.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated. Adoption of this statement is not expected to be material.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



NOTE  2 - INVENTORY

          Inventory  consists  of  the  following:

                                                            May  31,
                                                       -----------------
                                                         2002     2001
                                                       -------  --------
            Logs                                       $     -  $ 91,982
            Rough cut lumber                                 -   107,910
                                                       -------  --------
                                                       $     -  $199,892
                                                       =======  ========

NOTE 3 -  DEFERRED FINANCING COSTS

          In connection with the sale of $200,000 convertible debentures on December 4, 2001, the Company incurred financing fees in the amount of $33,000. These fees are amortized over the 12-month life of debentures. The unamortized balance of these fees was $19,189 at May 31, 2002.

NOTE 4 -  ADVANCE ON EQUIPMENT PURCHASES

          Advance on equipment purchases consist of the following:

                                                                        May 31,
                                                                   ------------------
                                                                     2002      2001
                                                                   --------  --------
          Deposit for construction and acquisition
          of an Aquatic Timber Harvesting Machine from Affiliate  $100,000  $100,000
          Deposit via issuance of 2,500,000 shares of
          stock in lieu of cash for the purchase
          of a fleet of boats, valued at                           125,000         -
                                                                   --------  --------
                                                                   $225,000  $100,000
                                                                   ========  ========

NOTE 5 -  NOTES RECEIVABLE

          During the year ended May 31, 1999, the Company loaned $105,450 to three Directors for the exercise of Company stock options. These loans are unsecured, do not bear interest and are due on July 24, 2002. The notes receivable were recorded as a reduction of additional paid-in capital in fiscal 1999.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



NOTE 6 -  PROPERTY AND EQUIPMENT

          Property  and  equipment  is  summarized  as  follows  at:

                                                         May 31,
                                                     ----------------
                                                      2002     2001
                                                     -------  -------
          Computer equipment                         $ 3,931  $ 3,931
          Furniture and equipment                     11,701   11,701
          Leasehold improvements                       4,853    4,853
                                                     -------  -------
                                                      20,485   20,485
          Less: accumulated depreciation              12,401   10,128
                                                     -------  -------
          Property and equipment, net                $ 8,084  $10,357
                                                     =======  =======

          Depreciation expense was $2,254 and $2,647 for the years ended May 31, 2002 and 2001, respectively.

NOTE 7 -  DUE TO STOCKHOLDER

          Due to stockholder consists of accrued salaries due to the Company's president.

NOTE 8 -  CONVERTIBLE NOTES AND WARRANTS

          Convertible debentures payable bear interest at 12%, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Debentures aggregating $503,300 at May 31, 2002, are convertible into the Company's common shares at the lesser of $0.60 per share or 70% of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $317,500 of the debentures at May 31, 2002 are convertible into common shares at the lesser of $0.083 per share or 67.67% of the average of the lowers three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, $503,300 of the debentures can automatically convert to common shares if certain conditions are met. The remaining $317,500 of the debentures do not automatically convert to common shares on their due dates. $620,800 of the total debentures were in default at May 31, 2002.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



NOTE 8 -  CONVERTIBLE NOTES AND WARRANTS (Continued)

          The debentures are due as follows:

                                                    Outstanding                            Outstanding
                  Due Date                          May 31, 2001    Issued    Converted   May 31, 2002
          ------------------------                 --------------  --------  -----------  -------------
          May 4, 2002                              $      25,800   $      -  $  (22,500)  $       3,300
          September 29, 2001                             500,000          -           -         500,000
          January 25, 2002                                55,000          -     (37,500)         17,500
          March 14, 2002                                 100,000          -           -         100,000
          December 4, 2002                                     -    200,000           -         200,000
                                                   --------------  --------  -----------  -------------
                                                         680,800   $200,000  $  (60,000)  $     820,800
                                                                   ========  ===========  =============

          Unamortized discount related
          to warrants granted in conjunction
          with the issuance of the convertible
          debentures payable                             (20,241)
          Unamortized discount related to
          beneficial conversion option on the
          convertible debentures payable                 (85,742)
                                                   --------------
                                                   $     574,817
                                                   ==============

          In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

                              Exercise
                              Price per  Outstanding                      Outstanding
           Expiration Date     Share     May 31, 2001  Issued  Exercised  May 31, 2002
           -----------------  ---------  ------------  ------  ---------  ------------
          May 4, 2003         $    0.69       250,000       -          -       250,000
          September 29, 2003       0.69       250,000       -          -       250,000
          January 25, 2003         0.35        50,000       -          -        50,000
          March 14, 2003           0.35        50,000       -          -        50,000
          December 4, 2003         0.35             -  50,000          -        50,000
                              ---------  ------------  ------  ---------  ------------
                                              600,000  50,000          -       650,000
                              =========  ============  ======  =========  ============

          The convertible debentures all contain a beneficial conversion feature as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $188,480 for beneficial conversion features in connection with the debentures and warrants have been charged to operations in the current fiscal year. Of this amount, $105,983 relates to debentures issued during the year ended May 31, 2002.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



NOTE 8 -  CONVERTIBLE NOTES AND WARRANTS (Continued)

          In connection with these convertible debentures, the Company had $62,655 and $14,513 of accrued interest at May 31, 2002 and 2001, respectively.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          Operating leases
          ----------------
          The Company leases certain office equipment for varying periods and expects that in the normal course of business, leases will be renewed or replaced by other leases.

          The following is a schedule of future minimum lease payments for operating leases that had initial or remaining noncancelable lease terms in excess of one year as of May 31, 2002:

          2003                                         $6,024
          2004                                          6,024
          2005                                          5,542
          2006                                          3,433
                                                      -------
                                                       21,023
                                                      =======

          The Company leases office space on a month-to-month basis for approximately $509 (CDN $798) per month.

          Rent expense under operating leases for the year ended May 31, 2002 was $12,370.

          Service  and  Consulting  Agreements
          ------------------------------------
          The Company has entered into various service and consulting agreements as follows:

          - A three-year employment agreement commencing November 1, 2000, providing for an annual salary of $107,134, plus certain benefits. The agreement calls for a minimum increase in salary of 10% per annum.

          - A one-year agreement commencing January 1, 2002, and renewable annually, providing for an annual fee of $36,000.

          - A five-year consulting agreement for investor relations commencing January 1, 2001, providing for annual fees of $36,400, plus 100,000 shares of the Company's common stock, and 2.5% commission on sales of the Company's common stock.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


NOTE 9 -  COMMITMENTS AND CONTINGENCIES (Continued)

          License  Agreement
          -----------------
          On September 28, 2001, the Company signed an exclusive license agreement with the Company's President for the use of his Patented Robotic Technology. The technology will remain exclusive to the Company as long as the Company purchases one robotic system per year. If such purchase does not occur, an exclusivity fee of 10% of the market value of one ATH 120 will be paid to the President. As of May 31, 2002, no purchase had occurred.

          Pursuant to a manufacturing agreement with a company that is controlled by the Company's CEO and largest shareholder, the Company is committed to providing the financing for the construction and acquisition of an Aquatic Timber Harvesting Machine at a cost of $750,000.

          During the year ended May 31, 2001, the Company advanced $100,000 to finance the commencement of the construction of the new aquatic timber harvester (see Note 4).

NOTE 10 - COMMON STOCK

          During the fiscal year ended May 31, 2002 and 2001, the Company entered into various transactions that include issuance of its common stock. The number of shares issued in each transaction was determined through negotiations among the parties. The per-share value of stock exchanged varied among transactions that were similar in nature, based on the time the terms were agreed upon by the parties. Common stock was valued at market.

NOTE 11 - STOCK OPTIONS

          On September 24, 2001, the Company issued 2,500,000 options for legal services to be rendered to the Company. The options have an exercise price of $.016, vest immediately and expire 90 days from issuance. $28,074, the market value of these options, was charged to operations during the current fiscal year. These options were exercised as of May 31, 2002.

          On January 15, 2002, the Company issued 1,905,000 options for investor relations services, to be rendered to the Company from January 15 - July 15, 2002. The options have an exercise price of $.015, vest immediately and expire 90 days from issuance. $16,110 of the market value of these options, was charged to operations during the current fiscal year, $2,265 is being amortized to operations for the remainder of this contract. These options were exercised as of May 31, 2002.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001


NOTE 11 - STOCK OPTIONS (Continued)

          On March 2, 2002, the Company issued 4,800,000 options for investor relations services to be rendered to the Company. The options have an exercise price of $.05, vest immediately and expire 90 days from issuance. $91,636, the market value of these options, was charged to operations during the current fiscal year. These options were outstanding as of May 31, 2002.

          On March 19, 2002, the Company issued 200,000 options for legal services to be rendered to the Company. The options have an exercise price of $.095, vest immediately and expire 90 days from issuance. $13,878, the market value of these options, was charged to operations during the current fiscal year. These options were exercised as of May 31, 2002.

          The following table summarizes the option activity for the year ended May 31, 2002:

                                                                                Weighted-       Weighted-
                                                Number of                        Average      Average Fair
                                                 Shares     Exercise Price   Exercise Price       Value
                                               -----------  ---------------  ---------------  -------------
          Outstanding at May 31, 2001                   -   $             -  $             -  $           -
          Granted                               9,405,000     0.015 - 0.095            0.035          0.050
          Exercised                            (4,605,000)    0.015 - 0.095            0.019          0.035
          Canceled                             (4,800,000)             0.05             0.05          0.035
                                               -----------  ---------------  ---------------  -------------
          Outstanding at May 31, 2002                   -                 -                -              -
                                               -----------  ---------------  ---------------  -------------
          Options exercisable at May 31, 2002           -   $             -  $             -  $           -
                                               ===========  ===============  ===============  =============

          The Company uses the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted. During the current fiscal year, no options were granted to officers, directors or employees.

          For the year ended May 31, 2002, the Black Scholes option-pricing model with a risk-free interest rate of 1.71 - 2.03%, a volatility of 348%, zero dividend yield and an expected life of 3 months for the options was used to determine the fair value of options issued. The weighted average fair value of the options issued during the year was $0.035.

NOTE 12 - RELATED PARTY TRANSACTIONS

          The Company has a service agreement with Kathy Ackles, wife of the president, for bookkeeping and administrative services for $36,000 per annum (see Note 9).

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001



NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

          The Company has an employment agreement with Gary Ackles, the Company's president, providing for an annual salary of $107,134 and certain benefits (see Note 9).

NOTE 13 - INCOME TAXES

          The  components  of  the  provision  for  income taxes are as follows:

          Current Tax Expense
            U.S. Federal                                   $            -
            State and Local                                             -
                                                           --------------
          Total Current                                                 -
                                                           --------------

          Deferred Tax Expense
            U.S. Federal                                                -
            State and Local                                             -
                                                           --------------
          Total Deferred                                                -
                                                           --------------

          Total Tax Provision (Benefit) from
           Continuing Operations                           $            -
                                                           ==============

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31,:

                                             2002         2001
                                         ------------  -----------

          Federal Income Tax Rate             (34.0)%      (34.0)%
          Effect of Valuation Allowance         34.0%        34.0%
                                         ------------  -----------
          Effective Income Tax Rate              0.0%         0.0%
                                         ============  ===========

          At May 31, 2002, the Company had net carry-forward losses of approximately $1,960,558. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2002 AND 2001

NOTE 13 - INCOME TAXES (Continued)

          Deferred Tax Assets
            Loss Carry-forwards                      $ 666,590
            Less:  Valuation Allowance                (666,590)
                                                     ----------
          Net Deferred Tax Asset                     $       -
                                                     ==========

          Net operating loss carry-forwards expire starting in 2011 through 2022. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 14 - SEGMENT INFORMATION

          During fiscal years ended May 31, 2002 and 2001, respectively, the Company had foreign operations in Canada and Brazil. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location.

          Revenues  from  external  customers  at  May  31,:

                                                        2002      2001
                                                      --------  --------
          United States                               $      -  $ 86,894
          Canada                                             -         -
          Brazil                                        32,904   193,148
                                                      --------  --------
                                                      $ 32,904  $280,042
                                                      ========  ========

          Segment assets:

                                                        2002      2001
                                                      --------  --------
          United States                               $      -  $      -
          Canada                                       274,733   398,067
          Brazil                                         5,121     6,401
                                                      --------  --------
                                                      $279,854  $404,468
                                                      ========  ========

NOTE 15 - SUBSEQUENT EVENTS

          Subsequent to May 31, 2002, the Company issued the following common shares:

          -    4,800,000  shares,  valued  at  $191,950,  for  services;

          - 900,000 shares, valued at $27,000, to board members for their services;

          -    660,060  shares  for  $10,000  cash;  and

          -    1,000,000  shares  for  the  conversion  of  $10,000  debentures.