Form 10QSB
period 2002-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2002-10-21
CIK 1081242

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2002
                                                ---------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number  0-21384
                                                --------

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                        82-0381904
------                                                      ----------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                           identification number)


  3704 32nd Street, Suite 301   Vernon, B.C.                   VIT 5N6
  --------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                              Outstanding  at
     Class of Common Stock                    August 31, 2002
     ------------------------               ------------------
        $.001 par value                         86,211,595

         Transitional Small Business Disclosure Format     Yes     No   X
                                                               ---     ---

                                  FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.
                                      Index

PART I  -  FINANCIAL INFORMATION

  Item 1.  Consolidated  Financial  Statements

     Condensed  Consolidated  Balance  Sheets  at
       May  31,  2002  and  August  31,  2002  (unaudited)

     Condensed Consolidated Statements of Operations Accumulated
       Deficit for the three months ended August 31, 2002 (unaudited) and 2001 (unaudited)

     Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2002 (unaudited) and 2001 (unaudited)

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

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM I.   FINANCIAL STATEMENTS

AQUATIC CELLULOSE INTERNATIONAL CORP.


          Consolidated Financial Statements of

          AQUATIC CELLULOSE
          INTERNATIONAL CORP.

          Three month period ended August 31, 2002

          (Unaudited)

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                   August 31,       May 31,
                                                                      2002           2002
                                                                   (Unaudited)
                                                                  -------------  -------------
ASSETS

Current assets
  Cash and cash equivalents                                       $      9,459   $     10,819
  Prepaid expenses                                                      17,497         16,026
  Other receivable                                                           -            736
                                                                  -------------  -------------
Total current assets                                                    26,956         27,581

Property and equipment, less accumulated
  depreciation of $13,008 and $12,401                                    7,477          8,084

Deferred financing costs, net of accumulated
  amortization of $143,661 and $135,411, respectively                   10,939         19,189
Advance on equipment purchases                                         225,000        225,000
                                                                  -------------  -------------

    TOTAL ASSETS                                                  $    270,372   $    279,854
                                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable and accrued liabilities                        $    140,201   $    203,765
  Due to stockholders                                                  280,000        113,383
  Convertible debentures payable                                       810,800        820,800
                                                                  -------------  -------------
    Total current liabilities                                        1,231,001      1,137,948
                                                                  -------------  -------------

Stockholders' deficiency
  Preferred stock, par value $0.001 per share;
    10,000,000 shares authorized, no shares issued
    and outstanding
  Common stock, par value $0.001; 100,000,000 shares
    authorized; 86,211,595 and 78,442,715 shares issued
    and outstanding at August 31 and May 31, 2002, respectively         86,211         78,442
  Additional paid-in capital                                         5,235,058      4,996,727
  Accumulated deficit                                               (6,316,954)    (5,968,319)
  Foreign currency translation adjustment                               35,056         35,056
                                                                  -------------  -------------
    Total stockholders' deficiency                                 (   960,629)   (   858,094)
                                                                  -------------  -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $    270,372   $    279,854
                                                                  =============  =============


See accompanying notes to consolidated financial statements.

                               AQUATIC CELLULOSE INTERNATIONAL CORP.
                                          AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                      FOR THREE MONTHS ENDED


                                                                  August 31,    August 31,
                                                                     2002          2001
                                                                 ------------  -------------
Sales                                                            $         -   $     42,235

Cost of sales                                                              -        182,922
                                                                 ------------  -------------

Gross profit                                                               -     (  140,687)
                                                                 ------------  -------------

Operating expenses
   Selling, general and administrative                               326,200         71,476
   Depreciation                                                          599            565
                                                                 ------------  -------------
     Total operating expenses                                        326,799         72,021
                                                                 ------------  -------------

Loss from operations                                                (326,799)      (212,708)
                                                                 ------------  -------------

Other income and (expense)
   Financing Fees and interest                                       (32,874)       (79,614)
   Foreign exchange transaction gain                                  11,038              -
                                                                 ------------  -------------
     Total other expense                                             (21,836)       (79,614)
                                                                 ------------  -------------

Loss from operations before income tax                              (348,635)      (292,342)

Provision for income taxes                                                 -              -
                                                                 ------------  -------------

Net loss                                                         $  (348,635)  $   (292,342)
                                                                 ============  =============

Accumulated deficit beginning of period                          $(5,968,319)  $( 4,512,813)
Accumulated deficit end of period                                $ 6,316,954)  $ (4,805,155)
                                                                 ------------  -------------

Loss per share - basic and diluted                               $  (   0.00)  $  (    0.01)
                                                                 ============  =============

Weighted average common shares outstanding - basic and diluted    82,327,155     49,689,125
                                                                 ============  =============


See accompanying notes to consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.
Consolidated Statements of Cash Flows
$ United States

Three month period ended August 31, 2002 and 2001
(Unaudited)


========================================================================================
                                                                     2002        2001
----------------------------------------------------------------------------------------
Operating activities:
  Loss for the period                                             $(348,635)  $(292,342)
  Non-cash items:
    Depreciation                                                        599         565
    Amortization of deferred financing costs                          8,250       8,579
    Amortization of beneficial conversion feature of convertible
      debentures                                                          -      33,745
    Amortization of financing cost of warrants                            -       5,388
    Interest paid by issuance of common shares                            -      20,615
    Services paid by issuance of common shares                      190,000      16,000
    Directors fees paid by issuance of common shares                 26,100           -
  Changes in non-cash working capital:
    Decrease (increase) in accounts receivable                          744      54,515
    Decrease (increase) in prepaid expenses                          (1,471)          -
    Decrease (increase) in inventory                                      -      97,947
    Decrease in accounts payable and accrued liabilities            (63,564)     37,786
    Increase in Due to Stockholders                                 166,617           -
    ------------------------------------------------------------------------------------
    Net Cash used in Operating Activities                           (21,360)    (17,202)

Investing activities:
  Purchase of fixed assets                                                            -
  Advances on equipment purchase                                          -           -
  --------------------------------------------------------------------------------------
Financing activities:
  Sale of common stock                                               20,000           -

  --------------------------------------------------------------------------------------
                                                                     20,000           -

Effect of exchange rate changes on cash balances                          -           -

----------------------------------------------------------------------------------------
Decrease in cash in period                                           (1,360)    (17,202)

Cash, beginning of period                                            10,819      19,892

----------------------------------------------------------------------------------------
Cash, end of period                                               $   9,459   $   2,690
========================================================================================

Supplementary information:
  Interest paid                                                   $       -   $       -
  Income taxes paid                                                       -           -
  ======================================================================================

Non-cash financing activities:
    Common shares issued for promotional services                         -      16,000

  Common shares issued for prepaid consulting services              190,000     100,000
  Common shares issued on conversion of convertible debentures       10,000      25,000
  Common shares issued for payment of directors fees                 26,100
  Common shares issued in lieu of cash payment of interest on
    convertible debentures                                                -      20,615

See accompanying notes to consolidated financial statements

AQUATIC CELLULOSE INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
$ United States

Three month period ended August 31, 2002
(Unaudited)

================================================================================

     Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's principal activity is the procurement of contracts for the harvest and salvage of submerged timber and the sale of lumber produced from such timber.

1.   SIGNIFICANT  ACCOUNTING  POLICIES:

     a)   Going  concern

     These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at August 31, 2002, the Company had a working capital deficiency of $1,204,045, a deficit of $6,316,954 and has suffered recurring losses from operations. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

     b)   Basis  of  presentation

     The consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, Aquatic Cellulose (Ltd). All significant intercompany balance and transactions have been eliminated.

     The accompanying financial statements as at August 31, 2002 and for the three month period then ended are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America have been made. These financial statements have been prepared consistent with the accounting policies described in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended May 31, 2002 and should be read in conjunction therewith.

AQUATIC CELLULOSE INTERNATIONAL CORP.
Notes to Consolidated Financial Statements
$ United States

Three month period ended August 31, 2002
(Unaudited)

--------------------------------------------------------------------------------

2.   CONVERTIBLE  DEBENTURES  PAYABLE:

     The debentures are due as follows:

     =============================================================================
                          Outstanding                               Outstanding
     Due Date            May 31, 2002      Issued     Converted   August 31, 2002
     -----------------------------------------------------------------------------
     May 4, 2002         $       3,300  $        -    $        -  $          3,300
     September 29, 2001        500,000           -             -           490,000
     January 25, 2002           17,500           -                          17,500
     March 14, 2002            100,000           -             -           100,000
     December 4, 2002          200,000           -        10,000           200,000
     -----------------------------------------------------------------------------
                         $     820,800  $        -    $   10,000  $        810,000
     =============================================================================

3.   SUBSEQUENT  EVENTS:

     a. 2, 750,000 shares of common stock were issued for $27,500 ($0.01 per share) for cash pursuant to a subscription agreement.

     b. $20,000 of debentures were converted into 2,090,512 shares of common stock.

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


RESULTS  OF  OPERATIONS
-----------------------

THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO AUGUST 31, 2001


     The company realized revenue of $ 0 for the three months ended August 31, 2002 which were comparable with $ 42,235 for the three months ended August 31, 2001.

     Cost of sales for the three month period ended August 31, 2002, was $ 0
compared with     $ 182,922 for the three month period ended August
31, 2001.

     Operating costs and expenses for the three months ended August 31, 2002 and August 31, 2001, were $ 326,799 and $ 72,021 respectively for an increase of $247,185 or 343%. The increase is attributable to $180,000 in consulting fees, $27,000 in Director fees with the remaining increase in personnel costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash used in Operating Activities for the three month period ended August 31, 2002 and 2001 was $ 21,360 and $ 17,202 respectively, for an increase in cash used in operating activities of $ 4,158.

     Net cash used in investing activities was $ nil and $ nil for the three month period ended August 31, 2002 and 2001 respectively.

     Net cash from financing activities was $20,000 and $ nil for the three month periods ended August 31, 2002 and 2001 respectively.

     Net loss increased from $ 292,342 for the three month period ended August 31, 2001 to $ 348,635 for the three month period ended August 31, 2002, representing an increase in the loss of $ 56,293

     As at August 31, 2002, the Company had a working capital deficiency of $ 1,204,045 and a deficit of $ 6,316,954. Management plans to obtain sufficient working capital from operations and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from operations and external financing will cause the Company to curtail operations.

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

     On February 5, 2002 Aquatic issued 300,000 shares of restricted stock at $.01 per share for services, (price reflected market price), pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

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

     During the quarter ending August 30, 2002, 4,500,000 shares of common stock were issued to Equitylink for consulting services at $0.04 a share pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

     During the quarter ending August 30, 2002, 250,000 issued for legal services at $0.04 a share pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

     During the quarter ending August 30, 2002, 900,000 shares issued for Directors fees at $0.029 per share pursuant to the exemption provided for under
Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investors of the stock were sophisticated investors.

     During the quarter ending August 30, 2002, 1,118,880 shares of common stock were issued upon conversion of a debenture at $.009 per share or $10,000.

     During the quarter ending August 30, 2002, 1,118,820 shares were issued to investors for $20,000 at $0.178 per share pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.

     During the quarter ending August 30, 2002, Subsequent 2, 750,000 shares of common stock were issued for $27,500 ($0.01 per share) for cash pursuant to a subscription agreement pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.


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

     On December 4, 2001 Aquatic issued issued two convertible debentures of $100,000 in cash each for an aggregate of $200,000 in accordance with Sec. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors


WARRANTS AND OPTIONS ISSUED:
----------------------------

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

Registrant:     AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                                 Title                    Date
---------                                 -----                    ----


By:  /s/ Gary Ackles               Chief Executive Officer,     October 21, 2002
     ---------------               Director - Chairman
     Gary Ackles



By:  /s/ Claus Wagner-Bartak       Director                     October 21, 2002
     -----------------------
     Claus Wagner-Bartak
     -------------------

CEO CERTIFICATION

I, Gary Ackles, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Aquatic Cellulose International Corporation,

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    Date:  October 21, 2002

                    /s/  Gary Ackles
                    ------------------------------------
                    Gary Ackles
                    Chief Executive Officer

CFO CERTIFICATION


I, Gary Ackles, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Aquatic Cellulose International Corporation,

     2. Based on my knowledge, this anual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                   Date:  October 21, 2002

                   /s/  Gary Ackles
                   --------------------------------------------
                   Gary Ackles
                   Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


               In connection with the Quarterly Report of Aquatic Cellulose International Corp. (the "Company") on Form 10-QSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary Ackles, Managing Director of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                              /s/ Gary Ackles
                              ---------------
                              Gary Ackles
                              Managing Director
                              October 21, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


               In connection with the Quarterly Report of Aquatic Cellulose International Corp. (the "Company") on Form 10-QSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                              /s/ Gary Ackles
                              ---------------
                              Gary Ackles
                              Chief Executive Officer
                              October 21, 2002