Form 10-Q
period 2002-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2003-01-28
CIK 1081242

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2002
                                               ------------------

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-21384
                                                --------

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                        82-0381904
------                                        ----------
(State or other jurisdiction               (I.R.S. employer
incorporation or organization)           identification number)

  3704 32nd Street, Suite 301 Vernon, B.C.                        VIT 5N6
  ------------------------------------------                      -------
 (Address of principal executive offices)                        (Zip Code)

       Registrant's Telephone number, including area code: (250) 558-5470


                (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days               Yes  x               No
                                                     -

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                                               Outstanding at
      Class of Common Stock                  January 18, 2003
     ------------------------               -------------------
        $.001 par value                        100,000,000

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

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.
                                      Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets at
       November30, 2002 (unaudited) and May 31, 2002

     Consolidated Statements of Operations and Comprehensive Loss for the six months ended November 30, 2002 (unaudited) and 2001 (unaudited)

     Consolidated Statements of Operations and Comprehensive Loss for the three months ended November 30, 2002 (unaudited) and 2001 (unaudited)

     Consolidated Statements of Cash Flows
       for the six months ended November 30, 2002 (unaudited) and 2001 (unaudited)

     Notes to Consolidated Financial Statements (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

     Item 3. Control and Procedures

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM I.     CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements of

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY
Six month period ended November 30, 2002 and 2001
(Unaudited)



                                       AQUATIC CELLULOSE INTERNATIONAL CORP.
                                                 AND SUBSIDIARY

                                          CONSOLIDATED BALANCE SHEETS



                                                                    November 30,             May 31,
                                                                       2002                   2002
                                                                    (Unaudited)             (Audited)
                                                                    -----------            -----------

            ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $       7               $  10,819
     Prepaid expenses                                                  14,103                  16,026
     Other receivable                                                     -                       736
                                                                     ---------              ---------

        Total current assets                                           14,110                  27,581

PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $13,495 and $12,401                                   6,990                   8,084

DEFERRED FINANCING COSTS, net of accumulated
  amortization of $151,911 and $135,411, respectively                   2,689                  19,189

ADVANCE ON EQUIPMENT PURCHASES                                        225,000                 225,000
                                                                     ---------              ---------

                                                                    $ 248,789               $ 279,854
                                                                    =========               =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                       $ 229,889               $ 203,765
     Due to stockholders                                              290,441                 113,383
     Accrued liability related to warrants                             80,000                    -
     Convertible debentures payable                                   780,800                 820,800
                                                                    ---------               ---------

        Total current liabilities                                   1,381,130               1,137,948
                                                                    ---------               ---------

STOCKHOLDERS' DEFICIENCY:
     Preferred stock, par value $0.001; 10,000,000 shares
       authorized, no shares issued and outstanding                      -                      -
     Common stock, par value $0.001; 100,000,000 shares
       authorized; 100,000,000 and 78,442,715 shares issued
       and outstanding, respectively                                  100,000                  78,442
     Additional paid-in capital                                     5,511,002               4,996,727
     Accumulated deficiency                                        (6,787,673)             (5,968,319)
     Foreign currency translation adjustment                           44,330                  35,056
                                                                    ---------               ---------

        Total stockholders' deficiency                             (1,132,341)               (858,094)
                                                                    ---------               ---------

                                                                    $ 248,789               $ 279,854
                                                                    =========               =========

See accompanying notes to consolidated financial statements.




                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            For the Six Months Ended
                                                          -----------------------------
                                                          November 30,      November 30,
                                                              2002              2001
                                                          (Unaudited)       (Unaudited)
                                                          -----------       -----------

NET SALES                                                 $     -            $   42,235

COST OF SALES                                                   -               182,922
                                                          -----------       -----------

GROSS PROFIT (LOSS)                                             -              (140,687)
                                                          -----------       -----------

OPERATING EXPENSES:
     Selling, general and administrative                     752,836            141,267
     Depreciation                                                970              1,054
                                                          -----------       -----------
          Total operating expenses                           753,806            142,321
                                                          -----------       -----------

LOSS FROM OPERATIONS                                        (753,806)          (283,008)
                                                          -----------       -----------

OTHER INCOME (EXPENSE)                                       (65,548)          (131,724)
                                                          -----------       -----------

LOSS FROM OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES                                          (819,354)          (414,732)

PROVISION FOR INCOME TAXES                                     -                   -
                                                          -----------        -----------

NET LOSS                                                  $ (819,354)        $ (414,732)
                                                          ===========        ===========


LOSS PER SHARE - basic and diluted                       $     (0.01)       $     (0.01)
                                                          ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  -
  basic and diluted                                        86,030,369         49,998,596
                                                          ===========        ===========


See accompanying notes to consolidated financial statements.





                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                            For the Six Months Ended
                                                          -----------------------------
                                                          November 30,      November 30,
                                                              2002              2001
                                                          (Unaudited)       (Unaudited)
                                                          -----------       -----------


   NET LOSS                                               $ (819,354)       $ (414,732)
   FOREIGN CURRENCY TRANSLATION                                9,274               -
                                                          -----------       -----------

   NET COMPREHENSIVE LOSS                                 $ (810,010)       $ (414,732)
                                                          ===========       ===========


See accompanying notes to consolidated financial statements.





                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Three Months Ended
                                                          -------------------------------
                                                            November 30,      November 30,
                                                              2002               2001
                                                            (Unaudited)       (Unaudited)
                                                            -----------       -----------


NET SALES                                                   $     -           $     -

COST OF SALES                                                     -                 -
                                                            -----------       -----------

GROSS PROFIT                                                      -                 -
                                                            -----------       -----------

OPERATING EXPENSES:
     Selling, general and administrative                       427,636            69,791
     Depreciation                                                  371               489
                                                            -----------       -----------
          Total operating expenses                             428,007            70,280
                                                            -----------       -----------

LOSS FROM OPERATIONS                                          (428,007)          (70,280)
                                                            -----------       -----------

OTHER INCOME (EXPENSE):
   Financing fees and interest                                 (31,674)          (52,110)
   Foreign exchange transaction gain                           (11,038)             -
                                                            -----------       -----------
       Total other income (expense)                            (42,712)          (52,110)
                                                            -----------       -----------

LOSS FROM OPERATIONS BEFORE PROVISION
   FOR INCOME TAXES                                           (470,719)         (122,390)

PROVISION FOR INCOME TAXES                                        -                 -
                                                            -----------       -----------

NET LOSS                                                    $ (470,719)       $ (122,390)
                                                            ===========       ===========

LOSS PER SHARE - basic and diluted                          $    (0.01)       $     0.00
                                                            ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  basic and diluted                                          89,733,583       52,014,764
                                                            ===========       ===========

See accompanying notes to consolidated financial statements.




                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                            For the Six Months Ended
                                                          -----------------------------
                                                          November 30,      November 30,
                                                              2002              2001
                                                          (Unaudited)       (Unaudited)
                                                          -----------       -----------


   NET LOSS                                               $ (819,354)       $ (414,732)
   FOREIGN CURRENCY TRANSLATION                                 -                 -
                                                          -----------       -----------

   NET COMPREHENSIVE LOSS                                 $ (819,354)       $ (414,732)
                                                          ===========       ===========


See accompanying notes to consolidated financial statements.




                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Six Months Ended
                                                                   -----------------------------
                                                                   November 30,      November 30,
                                                                       2002              2001
                                                                   (Unaudited)       (Unaudited)
                                                                   -----------       -----------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                          $ (819,354)       $ (414,732)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                         970             1,054
      Amortization of deferred financing costs                          16,500            13,939
      Amortization of beneficial conversion feature of convertible
        debentures                                                        -               59,910
      Amortization of financing cost of warrants                          -               18,827
      Interest paid by issuance of common shares                          -               40,695
      Services paid by issuance of common shares                       502,233            22,630
      Directors fees paid by issuance of common shares                  26,100              -

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Decrease in prepaid expenses                                       1,923              -
      Decrease in accounts receivable                                      736            54,220
      Decrease in inventory                                               -               97,947

    INCREASE (DECREASE) IN LIABILITIES:
      Increase in accounts payable and accrued liabilities              26,124            60,870
      Increase in due to stockholders                                  177,058              -
                                                                    -----------       -----------

          Net cash used for operating activities                       (67,710)          (44,640)
                                                                    -----------       -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                47,500            25,000
  Effect of exchange rate changes on cash balances                       9,398              -
                                                                    -----------       -----------

          Net cash provided by financing activities                     56,898            25,000
                                                                    -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (10,812)          (19,640)
CASH AND CASH EQUIVALENTS, beginning of period                          10,819            19,892
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                            $        7        $      252
                                                                    ===========       ===========


See accompanying notes to consolidated financial statements.





                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                     For the Six Months Ended
                                                                   -----------------------------
                                                                   November 30,      November 30,
                                                                       2002              2001
                                                                   (Unaudited)       (Unaudited)
                                                                   -----------       -----------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                    $   -             $   -
                                                                   ===========       ===========
  Income taxes paid                                                $   -             $   -
                                                                   ===========       ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Common shares issued for promotional services                    $   -             $    16,000
                                                                   ===========       ===========
  Common shares issued for prepaid consulting services             $   502,233       $   -
                                                                   ===========       ===========
  Common shares issued on conversion of convertible debentures     $    40,000       $    37,500

  Common shares issued for payment of directors fees               $    26,100       $   -
                                                                   ===========       ===========

  Common shares issued in lieu of cash payment of interest on
    convertible debentures                                         $  -               $   40,695
                                                                   ===========       ===========
  Fair value assigned to warrants granted to non-employees         $  -               $   55,000
                                                                   ===========       ===========


See accompanying notes to consolidated financial statements.



                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002


BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the financial statements of Aquatic Cellulose International Corp. and its wholly-owned subsidiary. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements and related notes should be read in conjunction with the Company's Form 10K-SB for the fiscal year ended May 31, 2002. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of Aquatic Cellulose International Corp. as of November 30, 2002, and the results of its operations for the three-and six-month periods ended November 30, 2002 and 2001, and cash flows for the six-month period ended November 30, 2002 and 2001. The results of operations for the three-month and six-month periods ended November 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

NATURE OF BUSINESS OPERATIONS:

Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada. The Company's planned principal activity is the procurement of contracts for the harvest and salvage of submerged timber and the sale of lumber produced from such timber.

RECLASSIFICATIONS:

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring after July 1, 2001 are accounted for under the purchase method. The Company has implemented the provisions of SFAS No. 141 and has concluded that the adoption does not have a material impact on the Company's financial statements, since the Company has not entered into such transactions.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002


RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No.
142. The Company has implemented the provisions of SFAS No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact, SFAS No. 143 may have on its financial statements, but does not expect SFAS No. 143 to have a material impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company has implemented the provisions of SFAS No. 144 and has concluded that the adoption does not have a material impact on the Company's financial statements.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002


RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

During April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

GOING CONCERN:

These consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As of November 30, 2002, the Company had a working capital deficiency of $1,287,020 and an accumulated deficiency of $6,787,673 and has suffered recurring losses from operations. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash. As of December 2002, the Company did not have any firm commitments to obtain adequate financing. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from such external financing will cause the Company to curtail its operations.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002



STOCKHOLDERS' DEFICIT:
-----------------------

The Company has issued all shares authorized in the articles of incorporation and plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash.

During the quarter ended August 31, 2002, 4,500,000 shares of common stock were issued to Equitylink for consulting services at $0.04 per share (fair value of the common stock) with a total value of $180,000.

During the quarter ended August 31, 2002, 250,000 shares of common stock were issued for legal services at $0.04 a share (fair value of the common stock) with a total value of $10,000.

During the quarter ended August 31, 2002, 900,000 shares of common stock were issued for Directors fees at $0.029 per share (fair value of the common stock) with a total value of $26,100.

During the quarter ended August 31, 2002, 1,000,000 shares of common stock were issued upon conversion of a debenture at $0.01 per share (fair value of the common stock) with a total value of $10,000.

During the quarter ended August 31, 2002, 1,118,820 shares of common stock were issued to investors at $0.0178 per share (fair value of the common stock) with a total value of $20,000.

During the quarter ended November 30, 2002, 2,750,000 shares of common stock were issued at $0.01 per share (fair value of the common stock) for cash pursuant to a subscription agreement for a total value of $27,500.

During the quarter ended November 30, 2002, 3,189,412 shares of common stock were issued upon conversion of a debenture at prices from $.0091 to $0.01 per share (fair value of the common stock) or $30,000.

During the quarter ended November 30, 2002, the CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. During the quarter ended November 30, 2002, a total of 11,469,160 shares of common stock were issued at $0.027 per share (fair value of the common stock) for legal services with a total value of $312,233. The shares cancelled by the CEO were used in part to compensate for this legal expense.

Since the Company has issued all shares authorized in the articles of incorporation which does not permit the exercise of warrants issued in relation to the convertible debentures, the fair value of the warrants outstanding using the Black-Scholes model has been presented as an accrued liability, pursuant to EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

                         AQUATIC CELLULOSE INTERNATIONAL CORP.
                                    AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
OPERATIONS:

Plan of Operations
--------------------

The short-term objectives of Aquatic are as follows:

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

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. Recent financing has been obtained and the underlying shares are being registered in a registration statement that has been filed but not yet effective.

There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to increase to ___ from the current level over the next twelve months.

Results of Operations
-----------------------

For the Three Months Ended November 30, 2002 Compared to November 30, 2001
--------------------------------------------------------------------------------

The company had no revenues and cost of revenues for the three months ended November 30, 2002 and November 30, 2001.

Operating expenses for the three months ended November 30, 2002 and November 30, 2001 were $428,007 and $70,280, respectively, for an increase of $357,727 or 509%. The increase is primarily attributable to $78,000 in consulting fees, $21,000 in accounting fees, $180,000 in investor relations fees and $21,600 in director fees, with the remaining increase in personnel costs.

For the Six Months Ended November 30, 2002 Compared to November 30, 2001
--------------------------------------------------------------------------------

The company had no revenue for the six months ended November 30, 2002, compared with $42,235 for November 30, 2001, due to the fact that the Company ceased its main operations during the year.

Cost of sales for the six months ended November 30, 2002 was $0 compared with $182,922 for the six months ended November 30, 2001, due to cessation of its main operations during the year.

Operating expenses for the six months ended November 30, 2002 and November 30, 2001 were $753,806 and $142,321, respectively, for an increase of $611,485 or 430%. The increase is attributable to consulting and legal fees and certain investment relation fees incurred during the period.

Liquidity and Capital Resources
----------------------------------

Net cash used in operating activities for the six month periods ended November 30, 2002 and 2001 was $67,710 and $ 44,640, respectively, for an increase in cash used for operating activities of $23,070. The increase was primarily due to increase in day-to-day administrative costs.

There were no investment activities during the six months ended November 30, 2002 and 2001.

Net cash from financing activities was $56,898 and $25,000 for the six months ended November 30, 2002 and 2001, respectively, which was primarily due to the increasing efforts of the Company to acquire funding to maintain its operations.

As of November 30, 2002, the Company had a working capital deficiency of $1,367,020 and an accumulated deficiency of $6,787,673. Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash. As of December 2002, the Company did not have any firm commitments to obtain adequate financing. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating activities and realization of net operating loss and tax credit carryforwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002.

ITEM 3 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
-----------------------------------------------------

Within the 90 days prior to November 30, 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in Internal Controls
-------------------------------

There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION
-----------------------------


ITEM 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities
-------------------------------------------

During the quarter ended August 31, 2002, 4,500,000 shares of common stock were issued to Equitylink for consulting services at $0.04 per share with a total value of $180,000.

During the quarter ended August 31, 2002, 250,000 shares of common stock were issued for legal services at $0.04 a share with a total value of $10,000.

During the quarter ended August 31, 2002, 900,000 shares of common stock were issued for Directors fees at $0.029 per share with a total value of $26,100.

During the quarter ended August 31, 2002, 1,000,000 shares of common stock were issued upon conversion of a debenture at $0.01 per share with a total value of $10,000.

During the quarter ended August 31, 2002, 1,118,820 shares of common stock were issued to investors at $0.0178 per share with a total value of $20,000.

During the quarter ended November 30, 2002, 2,750,000 shares of common stock were issued at $0.01 per share for cash pursuant to a subscription agreement for a total value of $27,500.

During the quarter ended November 30, 2002, a total of 11,469,160 shares of common stock were issued for legal services with a total value of $312,233.

During the quarter ended November 30, 2002, 3,189,412 shares of common stock were issued upon conversion of a debenture at prices from $.0091 to$0.01 per share or $30,000.

During the quarter ended November 30, 2002, the CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company.


ITEM 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters of a Vote to Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

None

(b) Reports on Form 8-K

On January 17, 2003, the Company filed a Form-8K current report to disclose that, effective December 18, 2002, Merdinger, Fruchter , Rosen and Company, P.C., the Company's former independent accountants, resigned as the Company's independent accountants. On January 8, 2003, the Company engaged Stonefield Josephson, Inc., as our principal independent accountants to audit our financial statements.

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

Registrant:     AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                       Title                           Date
---------                       -----                           ----

By: /s/ Gary Ackles             Chief Executive Officer,        January 27, 2003
        -------------------     Chief Financial Officer,
        Gary Ackles             Director - Chairman


By: /s/ Claus Wagner-Bartak     Director                        January 27, 2003
        -------------------
        Claus Wagner-Bartak

                                  CERTIFICATION

                             PURSUANT TO SECTION 302


I, Gary Ackles, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aquatic Cellulose International Corporation.

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


Date: January 27, 2002

/s/ Gary Ackles
--------------------------------------------
Gary Ackles
Chief Executive Officer

                                  CERTIFICATION

                             PURSUANT TO SECTION 302


I, Gary Ackles, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aquatic Cellulose International Corporation.

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


Date: January 27, 2002

/s/ Gary Ackles
--------------------------------------------
Gary Ackles
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aquatic Cellulose International Corp. (the "Company") on Form 10-QSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary Ackles, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                              /s/ Gary Ackles
                              -----------------
                              Gary Ackles
                              Chief Executive Officer
                              Chief Financial Officer
                              January 27, 2003