Form 10QSB
period 2003-02-28
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2003-05-21
CIK 1081242

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended February 28, 2003
                                               -----------------

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

                                          Outstanding at
 Class of Common Stock                    April 21, 2003
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

                      Aquatic Cellulose International Corp.

                                      Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets at
       February 28, 2003 (unaudited) and May 31, 2002

     Consolidated Statements of Operations and Comprehensive Loss for the nine months ended February 28, 2003 (unaudited) and 2002 (unaudited)

     Consolidated Statements of Operations and Comprehensive Loss for the three months ended February 28, 2003 (unaudited) and 2002 (unaudited)

     Consolidated Statements of Cash Flows
       for the nine months ended February 28, 2003 (unaudited) and 2002 (unaudited)

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

     Item 3. Defaults Upon Senior Securities:

     Item 4. Submission of Matters of a Vote to Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                                                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                                                AND SUBSIDIARY
                                                         CONSOLIDATED BALANCE SHEETS



                                                                    February 28,             May 31,
                                                                       2003                   2002
                                                                    (Unaudited)             (Audited)
                                                                    -----------            -----------
            ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                      $      15               $  10,819
     Prepaid expenses                                                      -                   16,026
     Other receivable                                                      -                      736
                                                                     ---------              ---------

        Total current assets                                               15                  27,581

PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $13,495 and $12,401                                   6,783                   8,084

DEFERRED FINANCING COSTS, net of accumulated
  amortization of $151,911 and $135,411, respectively                      -                   19,189

ADVANCE ON EQUIPMENT PURCHASES                                        100,000                 225,000
                                                                     ---------              ---------

                                                                    $ 106,798               $ 279,854
                                                                    =========               =========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Bank Overdraft                                                 $   2,139               $      -
     Accounts payable and accrued liabilities                       $ 337,243               $ 203,765
     Due to stockholders                                              310,780                 113,383
     Accrued liability related to warrants                              5,000                    -
     Convertible debentures payable                                   780,800                 820,800
                                                                    ---------               ---------

        Total current liabilities                                   1,435,962               1,137,948
                                                                    ---------               ---------

STOCKHOLDERS' DEFICIENCY:
     Preferred stock, par value $0.001; 10,000,000 shares
       authorized, no shares issued and outstanding                        -                      -
     Common stock, par value $0.001; 100,000,000 shares
       authorized; 100,000,000 and 78,442,715 shares issued
       and outstanding, respectively                                  100,000                  78,442
     Additional paid-in capital                                     5,386,000               4,996,727
     Advance on Equipment with Shares                                (125,000)                     -
     Accumulated deficiency                                        (6,845,891)             (5,968,319)
     Foreign currency translation adjustment                           30,726                  35,056
                                                                    ---------               ---------

        Total stockholders' deficiency                             (1,329,164)               (858,094)
                                                                    ---------               ---------

                                                                    $ 106,798               $ 279,854
                                                                    =========               =========

See accompanying notes to consolidated financial statements.




                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            For the Nine Months Ended
                                                          -----------------------------
                                                          February 28,      February 28,
                                                              2003              2002
                                                          (Unaudited)       (Unaudited)
                                                          -----------       -----------

NET SALES                                                 $     -            $   42,235

COST OF SALES                                                   -               182,922
                                                          -----------       -----------

GROSS PROFIT (LOSS)                                             -              (140,687)
                                                          -----------       -----------

OPERATING EXPENSES:
     Selling, general and administrative                     862,271            346,946
     Depreciation                                              1,329              2,139
                                                          -----------       -----------
          Total operating expenses                           863,600            349,085
                                                          -----------       -----------

LOSS FROM OPERATIONS                                        (863,600)          (489,772)
                                                          -----------       -----------

OTHER INCOME (EXPENSE)                                       (13,972)          (354,162)
                                                          -----------       -----------

LOSS FROM OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES                                          (877,572)          (843,934)

PROVISION FOR INCOME TAXES                                     -                   -
                                                          -----------        -----------

NET LOSS                                                  $ (877,572)        $ (843,934)
                                                          ===========        ===========


LOSS PER SHARE - basic and diluted                       $     (0.01)       $     (0.02)
                                                          ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  -
  basic and diluted                                        90,652,673         52,645,745
                                                          ===========        ===========


See accompanying notes to consolidated financial statements.









                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                            For the Nine Months Ended
                                                          -----------------------------
                                                          February 28,      February 28,
                                                              2003              2002
                                                          (Unaudited)       (Unaudited)
                                                          -----------       -----------


   NET LOSS                                               $ (877,572)       $ (843,934)
   FOREIGN CURRENCY TRANSLATION                               (4,330)              -
                                                          -----------       -----------

   NET COMPREHENSIVE LOSS                                 $ (881,902)       $ (843,934)
                                                          ===========       ===========


See accompanying notes to consolidated financial statements.








                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Three Months Ended
                                                          -------------------------------
                                                            February 28,      February 28,
                                                              2003               2002
                                                            (Unaudited)       (Unaudited)
                                                            -----------       -----------


NET SALES                                                   $     -           $     -

COST OF SALES                                                     -                 -
                                                            -----------       -----------

GROSS PROFIT                                                      -                 -
                                                            -----------       -----------

OPERATING EXPENSES:
     Selling, general and administrative                       109,435           205,678
     Depreciation                                                  359             1,085
                                                            -----------       -----------
          Total operating expenses                             109,794           206,763
                                                            -----------       -----------

LOSS FROM OPERATIONS                                          (109,794)         (206,763)
                                                            -----------       -----------

OTHER INCOME (EXPENSE):                                         51,576          (178,474)
                                                            -----------       -----------
LOSS FROM OPERATIONS BEFORE PROVISION
     FOR INCOME TAXES                                          (58,218)         (385,237)

PROVISION FOR INCOME TAXES                                        -                 -
                                                            -----------       -----------

NET LOSS                                                     $ (58,218)         (385,237)
                                                            ===========       ===========

LOSS PER SHARE - basic and diluted                          $    (0.00)       $    (0.01)
                                                            ===========       ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  basic and diluted                                         100,000,000        60,044,450
                                                            ===========       ===========

See accompanying notes to consolidated financial statements.








                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                            For the Three Months Ended
                                                          -----------------------------
                                                          February 28,      February 28,
                                                              2003              2002
                                                          (Unaudited)       (Unaudited)
                                                          -----------       -----------


   NET LOSS                                               $ (58,218)        $ (385,237)
   FOREIGN CURRENCY TRANSLATION                                 -                 -
                                                          -----------       -----------

   NET COMPREHENSIVE LOSS                                 $ (58,218)        $ (385,237)
                                                          ===========       ===========


See accompanying notes to consolidated financial statements.







                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Nine Months Ended
                                                                   -----------------------------
                                                                   February 28,     February 28,
                                                                       2003              2002
                                                                   (Unaudited)       (Unaudited)
                                                                   -----------       -----------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                          $ (877,572)       $ (843,934)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                       1,329             1,085
      Amortization of deferred financing costs                          19,189              -
      Amortization of beneficial conversion feature of convertible
        debentures                                                        -               59,910
      Amortization of financing cost of warrants                          -               19,364
      Change in fair value of warrant liability                        (75,000)             -
      Beneficial conversion feature of convertible debentures                             99,985
      Interest paid by issuance of common shares                          -               40,695
      Services paid by issuance of common shares                       502,232            53,000
      Promotional service paid by issuance of common shares             26,100            88,450

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Decrease in other current assets                                  16,762              -
      Decrease in accounts receivable                                     -               51,512
      Decrease in inventory                                               -               97,947

    INCREASE (DECREASE) IN LIABILITIES:
      Increase in accounts payable and accrued liabilities             133,478            31,540
      Other                                                               -               43,820
                                                                    -----------       -----------

          Net cash used for operating activities                      (253,482)         (256,626)
                                                                    -----------       -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Bank Overdraft                                                         2,139              -
  Proceeds from issuance of common stock                                47,500            50,000
  Issuance of convertible debentures payable                              -              200,000
  Due to Stockholders                                                  197,397              -
                                                                    -----------       -----------

          Net cash provided by financing activities                    247,036           250,000
                                                                    -----------       -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (4,358)             -

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (10,804)           (6,626)
CASH AND CASH EQUIVALENTS, beginning of period                          10,819            19,892
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                            $       15        $    13,266
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










                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                     For the Nine Months Ended
                                                                   -----------------------------
                                                                   February 28,      February 28,
                                                                       2003              2002
                                                                   (Unaudited)       (Unaudited)
                                                                   -----------       -----------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                    $   -             $   -
                                                                   ===========       ===========
  Income taxes paid                                                $   -             $   -
                                                                   ===========       ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Common shares issued for promotional services                    $   -             $    55,000
                                                                   ===========       ===========
  Common shares issued for prepaid consulting services             $   502,232       $   -
                                                                   ===========       ===========
  Common shares issued on conversion of convertible debentures     $    40,000       $    60,000
                                                                   ===========       ===========
  Common shares issued for payment of directors fees               $    26,100       $   -
                                                                   ===========       ===========

  Reversal of issuance of common stock as a deposit due to
    cancellation of transaction                                    $   125,000        $  -
                                                                   ===========       ===========

See accompanying notes to consolidated financial statements.



                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003

BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the financial statements of Aquatic Cellulose International Corp. and its wholly-owned subsidiary. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements and related notes should be read in conjunction with the Company's Form 10K-SB for the fiscal year ended May 31, 2002. In the opinion of management, these consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of Aquatic Cellulose International Corp. as of February 28, 2003, and the results of its operations for the three-and nine-month periods ended February 28, 2003 and 2002, and cash flows for the nine-month period ended February 28, 2003 and 2002. The results of operations for the three-month and nine-month periods ended February 28, 2003 are not necessarily indicative of the results, which may be expected for the entire fiscal year. All significant inter-company accounts and transactions have been eliminated in preparation of the consolidated financial statements.

NATURE OF BUSINESS OPERATIONS:

Aquatic Cellulose International Corp. (the "Company") is incorporated under the laws of the State of Nevada. The Company's planned principal activity has been the procurement of contracts for the harvest and salvage of submerged timber and the sale of lumber produced from such timber. The Company has recently ended its submerged timber operations. The Company's current mission is to reorganize the business of the company to shift the focus previously exclusive to underwater wood, to that of marketing, sales and leasing of large scale robotic technology opportunities in multiple industry sectors ( - Oil & Gas - Harbor & Waterway Remediation - Military - Mining & Construction - Etc.).

RECLASSIFICATIONS:

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003


RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation. During the nine and three months ended February 28, 2003, there were no employee stock options issued or outstanding that would require disclosure.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003


GOING CONCERN:

These consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As of February 28, 2003, the Company had a working capital deficiency of $1,435,947 and an accumulated deficiency of $6,845,891 and has suffered recurring losses from operations. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and receive continued financial support from its shareholders and other investors. These consolidated financial statements do not give effect to any adjustments should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. On February 7, 2003, the Company filed a preliminary proxy to obtain the approval of its shareholders to increase the total number of authorized shares to 1) provide for the conversion of existing debt, 2) to provide for the raising of future funds, and 3) to provide for possible mergers and acquisitions. This proxy is being reviewed by the SEC and has issued comments. AQCI is in the process of responding to the comments. As of April 30 2003, the Company did not have any firm commitments to obtain adequate financing. There can be no assurance that management's plans will be successful. Failure to obtain sufficient working capital from such external financing will cause the Company to curtail its operations.

ADVANCE ON EQUIPMENT PURCHASE:

During the year ended May 31, 2001, the Company made a cash deposit of $100,000 related to building an equipment to be used in its operations. As of February 28, 2003, the construction process is still ongoing, and the management believes that the construction will be completed in 2004.

During the year ended May 31, 2002, the Company made a deposit by issuing 2.5 million shares of common stock related to purchasing a fleet of boats. The market value of the shares on the date of issuance totaled $125,000, which was capitalized as Advances on equipment. As of February 28, 2003, the Company was in negotiations with the seller to reverse the transaction and believes that it is probable the cancellation will occur. Therefore, the value of the shares of $125,000 has been presented as a contra-equity item, as the Company determined that the amount no longer represents an asset as defined in SFAC 5, during the quarter ended February 28, 2003. As of May 15, 2003, the Company has not finalized the negotiations, as pertains to the cancellation with the seller.

STOCKHOLDERS' DEFICIT:

The Company has issued all shares authorized in the articles of incorporation and plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash. (see above paragraph).

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

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                   FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003


STOCKHOLDERS' DEFICIT, CONTINUED:
-----------------------------------

During the quarter ended November 30, 2002, 3,189,412 shares of common stock were issued upon conversion of a debenture at prices from $.0091 to $0.01 per share (fair value of the common stock) or $30,000.

During the quarter ended November 30, 2002, the CEO surrendered 3,620,107 shares of common stock back to the Company for the purposes of compensating professionals providing services to the Company. During the quarter ended November 30, 2002, a total of 11,469,160 shares (including 3,620,107 shares surrendered by the CEO) of common stock were issued at $0.027 per share (fair value of the common stock) for legal services with a total value of $312,233. The shares cancelled by the CEO were used in part to compensate for legal expense.

Since all the shares authorized in the Articles of Incorporation are issued and outstanding, there are no authorized shares remaining as to permit the exercise of warrants that were issued in relation to the convertible debentures. Pursuant to EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the fair value of the warrants outstanding using the Black-Scholes model has been presented as a liability.

As noted in Advances on Equipment, the Company is in negotiations to cancel a purchase agreement and has classified the shares issued related to this transaction as a contra-equity item in anticipation of their cancellation. The Company issued 25 million shares with a value of $125,000 as an advance on equipment related to this purchase agreement during the year ended May 31, 2002. Since the Company was in negotiations with the seller to reverse the transaction, management believes that it is probable the cancellation will occur. The Company does not believe that the value of the shares issued should be classified as an asset, and therefore, the value of the shares of $125,000 has been presented as a contra-equity item, as the Company determined that the amount no longer represents an asset as defined in SFAC 5, during the quarter ended February 28, 2003. As of May 15, 2003, the Company has not finalized the negotiations, as pertaining to the cancellation with the seller.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
OPERATIONS:

PLAN OF OPERATIONS
--------------------

The short-term objectives of Aquatic are as follows:

1. Reorganize the business of the company to shift the focus previously exclusive to underwater wood, to that of marketing, sales and leasing of large scale robotic technology opportunities in multiple industry sectors ( - Oil & Gas - Harbor & Waterway Remediation - Military - Mining & Construction - Etc,)

2. Pursue a potential merger with a private technology company, that has the latest robotic developments or acquire the global rights for sales, lease and licensing.

3. Pursue other marine related technology companies currently operating in the private sector who may be interested in merging or forming joint ventures with Aquatic.

A merger will most likely require further investment, marketing and sales development, associated costs of commercializing merged technologies, as well as, additional personnel to fill critical roles and responsibilities.

Aquatic's long-term objectives are as follows:

1. Seek out and develop industry sales, leasing and potential licensing contracts, as well as international distribution agreements for the robotic and other related technologies.

2. Develop joint venture partnerships in multiple industries for application of robotic technology on premium international projects, including the underwater forest sector.

3. Continue to grow revenues by penetrating major equipment markets, incorporating new product sales and leasing, as well as expanding joint venture revenues into new industry sectors.

Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations. Recent financing has been obtained and the underlying shares are being registered in a registration statement that has been filed but is not yet effective.

There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to increase from the current level over the next twelve months.

RESULTS OF OPERATIONS
-----------------------

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO FEBRUARY 28, 2002
--------------------------------------------------------------------------------

The company had no revenues and cost of revenues for the three months ended February 28, 2003 and February 28, 2002.

Operating expenses for the three months ended February 28, 2003 and February 28, 2002 were $109,794 and $206,763, respectively, for a decrease of $96,969 or 47%. The decrease is primarily attributable to the reduction of general and administrative expenses. This reduction primarily relates to the discontinuation of operations. The Company does not expect to incur significant operating costs, due to limited overhead operations, however, if the shareholders approve the increase in authorized shares, the Company may issue shares for services and incur additional costs to attract consultants and professionals for potential acquisition targets.

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO FEBRUARY 28, 2002
--------------------------------------------------------------------------------

The company had no revenue for the nine months ended February 28, 2003, compared with $42,235 for February 28, 2002, due to the fact that the Company ceased its main operations during the year.

Cost of sales for the nine months ended February 28, 2003 was $0 compared with $182,922 for the nine months ended February 28, 2002, due to cessation of its main operations during the year.

Operating expenses for the nine months ended February 28, 2003 and February 28, 2002 were $863,600 and $349,085, respectively, for an increase of $514,515 or 147%. The increase is attributable to consulting and legal fees and certain investment relation fees incurred during the period. Even though operations were curtailed, these services were used in an attempt to promote and finance the company's plans for an expanded underwater wood project in Brazil. In addition many of the legal and consulting expenses incurred were for work done to explore other merger, acquisition and spin-off options for the company, which were not incurred in the nine months ended February 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES
----------------------------------

Net cash used in operating activities for the nine-month periods ended February 28, 2003 and 2002 was $253,482 and $256,626, respectively, for a decrease in cash used for operating activities of $3,144. The decrease was primarily due to decrease in day-to-day administrative costs.

There were no investment activities during the nine months ended February 28, 2003 and 2002.

Net cash provided by financing activities was $247,036 and $250,000 for the nine months ended February 28, 2003 and 2002, respectively. Decrease was primarily due to the fact that the Company has issued the maximum number of authorized shares which prelude the Company from raising cash by issuance additional shares. The Company's operations have been financed through advances from shareholders of the Company.

As of February 28, 2003, the Company had a working capital deficiency of $1,435,947 and an accumulated deficiency of $6,845,891. Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. On February 7, 2003, the Company filed a preliminary proxy to obtain the approval of its shareholders to increase the total number of authorized shares to 1) provide for the conversion of existing debt, 2) to provide for the raising of future funds, and 3) to provide for possible mergers and acquisitions. This proxy is being reviewed by the SEC, who has issued comments. AQCI is in the process of responding to the comments. As of May 2003, the Company did not have any firm commitments to obtain adequate financing. There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily accruals for operating activities and realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2002.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
-----------------------------------------------------

Within the 90 days prior to February 28, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

During the quarter ended November 30, 2002, the CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company, for which, the Company recognized an expense.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

None

(b) Reports on Form 8-K

On January 17, 2003, the Company filed a Form-8K current report to disclose that, effective December 18, 2002, Merdinger, Fruchter, Rosen and Company, P.C., the Company's former independent accountants, resigned as the Company's independent accountants. On January 8, 2003, the Company engaged Stonefield Josephson, Inc., as our principal independent accountants to audit our financial statements.

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

Registrant:     AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature                       Title                           Date
---------                       -----                           ----

By: /s/ Sheridan Westgarde      Chief Executive Officer,        May 15, 2003
        -------------------     Chief Financial Officer,
        Sheridan Westgarde      Director - Chairman


By: /s/ Claus Wagner-Bartak     Director                        May 15, 2003
        -------------------
        Claus Wagner-Bartak

                                  CERTIFICATION

                             PURSUANT TO SECTION 302

I, Sheridan Westgarde, certify that:

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

Date: May 15, 2003



/s/ Sheridan Westgarde
--------------------------------------------
Sheridan Westgarde
Chief Executive Officer

                                  CERTIFICATION

                             PURSUANT TO SECTION 302

I, Sheridan Westgarde, certify that:

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

Date: May 15, 2003



/s/ Sheridan Westgarde
--------------------------------------------
Sheridan Westgarde
Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aquatic Cellulose International Corp. (the "Company") on Form 10-QSB for the period ended February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sheridan Westgarde, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Sheridan Westgarde
----------------------
Sheridan
Chief Executive Officer
Chief Financial Officer
May 15, 2003