Form 10KSB/A
period 2002-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-02-26
CIK 1081242

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended May 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______ to ______.

                         Commission file number 0-27063

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

          NEVADA                                     82-0381904
-------------------------------                 -----------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

2504 - 43rd Street, suite 5, Vernon, British Columbia, Canada      VIT  6L1
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's Telephone number, including area code: (250) 558-4216
                                                    --------------

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
Yes X  No
    --    ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

AQUATIC CELLULOSE INTERNATIONAL CORP.

         Aquatic Cellulose International Corp. ("Aquatic") is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1996.

         Located in Vernon, British Columbia, Canada, Aquatic, up until March 27, 2003, was a forest-based company focusing on accessing and recovering submerged timber. Generally, submerged timber is of excellent quality and can be used for plywood, sawn lumber, and a wide variety of wood fiber processes. Aquatic's principal activity was the procurement of contracts for the salvage and harvest of submerged timber and the sale of lumber derived from such timber.

         Aquatic harvested trees with a surface mounted robotic arm called the ATH-60 that has the ability to reach under water, extract a targeted submerged tree and bring it to the surface. This submerged timber is preserved by the water and is typically of excellent quality, making it attractive to be used for plywood, sawn lumber (i.e. lumber used for constructing buildings), special cuts for fine furniture building plus a wide variety of other wood fiber processes such as chipping to create OSB plywood (chip board) or processed for the pulp and paper industry.

         Aquatic used a simple way to obtain timber and the rights to harvest timber in Canada. First, Aquatic researched a potential site to ensure sufficient timber resources exist. If the reserve was adequate, Aquatic met with the local government officials to determine the ownership of the wood reserve. In cases where the wood has sunk to the bottom of the water location, the local government takes ownership of the wood to ensure that all local environmental concerns are addressed. Once ownership was determined, Aquatic applies for an appropriate salvage permit. Aquatic had acquired only one salvage permit in Canada, on July 20th, 1998, allowing the salvaging of timber at Monty Lake, in Central British Columbia, Canada. Aquatic harvested timber, pursuant to the salvage permit, within a designated area from July 21, 1998 to October 31, 1998.

         In foreign countries Aquatic met with all appropriate government officials to receive approval from the host country to evaluate its inundated (flooded) forests. Once approval was received, Aquatic evaluated the target site to ensure sufficient volumes of timber exist. Then Aquatic formed a strategic alliance in the applicable country with a partner chosen for their ability to implement the project, operate the project on an on going basis and put in place the down stream infrastructure to process the timber.

         Aquatic harvested timber mechanically using the ATH60, a harvesting system that is capable of harvesting approximately thirty to forty trees per day.

         Aquatic's industry consisted of two primary sources of underwater timber. The first was standing timber that had been inundated as a result of a dam construction (hydroelectric or otherwise). These standing trees are submerged as the water level behind a dam rises, preserving them and preventing degradation of the wood quality. The second was salvage timber. This source consisted of those trees that have already been cut and have sunk to the bottom of the waterway in route to a mill or load out area.

         Inundated or salvage timber is viable for all types of finished product production including paper. Furthermore, logs in deep, fresh water are not subject to rot as bacteria requiring oxygen are not present, thus though there may be some slight discoloration, the structural integrity of sunken wood is sound.

         Aquatic did an on-sight evaluation of the Tucurui reservoir in Brazil, South America, which covered over an estimated 100,000 hectares (one hectare equals approximately 2.6 acres) of old growth rain forest. Aquatic, during

1977, in an attempt to harvest the reservoir, formed an alliance with Sulpam Madeira Ltda, a Brazilian company with the harvesting right for the reservoir,

         During 2001, it became evident that Sulpam was unable to provide the necessary support to harvest the reservoir. This resulted in Aquatic temporarily shutting down its Brazilian operations while attempting to locate and purchase the necessary water based equipment and the hiring of local mills to process the harvested logs into lumber. Aquatic continued to operate the Brazil operations as best as it could under the harvesting rights held by Sulpam which was still in place.

(See subsequent events for additional updates.)

TECHNOLOGICAL INNOVATIONS

         Aquatic's timber harvesting system consisted of a surface controlled robotic arm that reaches down into the water and either cuts or retrieves the timber from under the water. This system utilizes three technological innovations.

         The first is the harvesting system's camera system. The camera system provides real-time continuous surveillance of all underwater operations, even in turbid water conditions. This camera is readily available from Sony dealers throughout the world.

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

         The third feature consists of two "Sonar Imaging" systems. The first system provides an image of the submerged terrain being harvested plus gives an estimate of the depth and distance between the robot and the timber it is viewing. The second system is a sonar device which rotates with the harvester head allowing the operator to target potential trees to harvest.

         All three technologies were incorporated in the development and construction of a fully functional unit for log salvage operations called the ATH-60. The ATH-60 was the equipment harvesting timber at the AQCI's Brazil project.

COMPETITION

         Aquatic competed for customers with other timber companies, many of which have substantially greater assets and resources than those of AQCI. Major companies dominate the timber industry and have long-standing distribution and marketing relationships, which operated to the disadvantage of Aquatic. However, because Aquatic accessed and supplied a unique alternate wood source it felt that a niche market could have been developed.

MARKETING AND DISTRIBUTION PROCESS

         Upon receiving a purchase order for its goods, Aquatic managed the product from the initial wood harvesting through manufacturing to the final point of sale. The steps involved are as follows:

          o the product is first marketed through wood distributors, which provide Aquatic with purchase orders;

          o wood is then harvested and transported to a primary milling facility where the wood is cut to rough sawn lumber;

          o the rough sawn lumber is then shipped to a secondary milling factory where the wood is milled into pre-finished wood products specified by the purchase order;

          o the pre-finished wood is then bundled, wrapped and trucked to a ship loading yard where it is placed aboard a cargo ship - freight on board ("FOB");

          o Once the product is aboard the cargo ship the customer assumes liability for the product.

         There is no requirement for government approval for the marketing or use of Aquatic's principal products or services.

         There are no known environmental laws that currently control or prohibit the present and forecasted activities of Aquatic.

SUBSEQUENT EVENTS (Subsequent to May 31, 2002)

          o On February 20th, 2003 William Stephaniuk ceased his association with AQCI and no longer serves as Chief Operations Officer.

          o On Feb 28th, 2003 AQCI cancelled the arrangement regarding the planned purchase of the fleet of Boats owned by Raymond Lefebvre. The agreement to cancel the 2,500,000 shares of common stock, that were valued at $125,000, held as deposit the equipment has been honored, however, AQCI has yet been unable to retrieve the restricted share certificates due to the untimely death of Mr. Raymond Lefebvre.

          o On March 26th, 2003 Gary J. Ackles resigned as Director, President and CEO of AQCI and was succeeded by Sheridan B. Westgarde.

          o Following March 27th, 2003 AQCI terminated its operations pertaining to the recovery of underwater timber to focus business efforts on the following: 1) pursue the acquisition of a revenue generating company or assets in the oil and gas industry and 2) the potential exploitation of the ATH large scale underwater technology (Now called Tiger.Lynk(TM)).

          o On April 1st, 2003 AQCI acquired a loan in the amount of $44,000 from Legacy Systems Corporation owned by Mr. Ackles. As security for this loan AQCI pledged the ATH-120 mechanical assembly constructed and stored at Beaver Manufacturing in Kamloops British Columbia.

          o On May 31st, 2003 AQCI's activities in Brazil, including personnel and maintenance of the timber harvesting leases, was terminated.

          o On May 31st 2003 all manufacturing agreements with Gary J. Ackles, owner of the ATH robotic technology, were also cancelled.

          o On May 21st, 2003 AQCI signed a Memorandum of Understanding with Legacy Systems Corp., owned by AQCI's former president Gary J. Ackles, to merge AQCI with Legacy and the Tiger.Lynk(TM) robotic technology, also patented and owned by Mr. Ackles.

          o AQCI's service agreement with Kathy Ackles, wife of the former president, for bookkeeping and administrative services for $36,000 per annum expired as of June 1st, 2003.

          o On September 5th, 2003 AQCI and Legacy signed an initial Memorandum of Understanding followed by a Letter Of Intent (LOI) with Century Resources Inc. ("Century") of Houston Texas, owned by Edward R. DeStefano, for the acquisition of Century by AQCI. These latest agreements with Century negate and preclude all other agreements between Legacy, Century and AQCI.

          o On December 20th, 2003 Mr. Shane Kerpan resigned as AQCI's Secretary and Treasurer.

          o On February 24th, 2004 Mr. Claus Wagner-Bartak resigned as AQCI's Director.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has a working capital deficiency of $1,042,762 and an accumulated deficit of $5,907,321 as at May 31, 2002 and has suffered recurring losses from operations. As of May 31, 2002, the Company had scaled down operations pending new financing which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMPLOYEES

         AQCI employed a total of four full-time employees in the corporate office and one full time employee in Brazil at May 31, 2002. Presently there is only one full-time consultant.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of August 2003, AQCI's offices are located at 2504 43rd Street, Suite 5, Vernon, British Columbia, V1T6L1. The lease is a month to month lease at $580.00 per month.

         Prior to August 2003, AQCI's offices were located at 3704 32nd Street, Suite 301 Vernon, British Columbia, VIT 5N6. Annual lease payments under this lease was $12,370 per year.


ITEM 3.  LEGAL PROCEEDINGS

         AQCI is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against AQCI has been threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock currently trades on the Pink Sheets, under the trading symbol "AQCI". The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

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


         To date, AQCI has not declared or paid dividends on its common stock.

         As of May 31, 2002, there were approximately 295 shareholders of record (that are not in street name) of AQCI's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES


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


         At various times prior to May 31st, 2001, Aquatic issued an aggregate of 587,000 shares of restricted stock at an average price of $0.14 per share (price reflected market price) for services pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were issued for services rendered. The investor of the stock was an accredited investor.

         At various times prior to May 31st, 2001, Aquatic issued an aggregate of 227,000 shares of restricted stock at an average price of $0.58 per share for the settlement of accounts payable and accrued liabilities (settlement determined stock price) pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were issued for services rendered. The investor of the stock was an accredited investor.

         Prior to May 31st, 2001, Aquatic issued 100,000 shares of restricted stock to Mathew Lothian pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." These shares were issued for cash subscriptions for 200,000 common shares received during fiscal 2000. 100,000 of the common shares were issued during fiscal 2000. The investor of the stock was an accredited investor.

         On June 5th, 2001 Aquatic issued 2,500,000 shares of restricted stock at $.05 per share for deposit on the purchase of equipment, (price reflected market price), pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

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

         Prior to May 31st , 2002 Aquatic issued 5,480,000 shares of restricted stock at a per share price ranging from $.012 - $.078 for services, (price reflected market price), pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

CONVERTIBLE NOTES ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

         On May 4th, 2000, Aquatic issued two convertible debentures of $250,000 each for a aggregate of $500,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended

         On September 27th, 2000, Aquatic issued two convertible debentures of $250,000 each for a aggregate of $500,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended.

         On January 25th, 2001, Aquatic issued two convertible debentures of $75,000 each for an aggregate of $150,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended.

         On March 14th, 2001, Aquatic issued two convertible debentures of $50,000 each for an aggregate of $100,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended.

         On December 4th, 2001 Aquatic issued two convertible debentures of $100,000 in cash each for an aggregate of $200,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended.

WARRANTS AND OPTIONS ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

         As of July 31st , 2000, there were a total of 1,425,250 options outstanding to purchase Aquatic's common stock at an exercise price of $0.52 per share, which was the market price of the options on the granting date of February 22, 2000. These options expire on February 22, 2005. These options were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

         On September 27th, 2000, Aquatic issued a total of 250,000 warrants. Each warrant allows the holder to purchase one share of our common stock at an exercise price equal to $0.69 per share and expire September 29, 2003. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended.

         On January 25th, 2001, Aquatic issued common stock purchase warrants for the right to purchase 75,000 shares of Common Stock of AQCI at $0.35 per share and expire January 25, 2004. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act").

         On March 14th, 2001, Aquatic issued common stock purchase warrants for the right to purchase 50,000 shares of Common Stock of AQCI at $0.35 per share and expire March 14, 2004. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended.

         On December 4, 2001, Aquatic issued common stock purchase warrants for the right to purchase 100,000 shares of Common Stock of AQCI at $.35 per share and expire December 6, 2003. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended.

TRANSFER AGENT AND REGISTRAR

         The Company's transfer agent is Oxford Transfer & Registrar located at 317 Southwest Alder, Suite 1120, Portland, Oregon, 92704.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     PLAN OF OPERATION

         The short-term objectives of Aquatic are the following:

                  1. Reorganize the business of the company to shift from the underwater wood business to that of oil & gas by acquiring long-term, producing oil and natural gas property assets.

                  2. In addition, the company will seek to acquire the Tiger.Lynk(TM) large scale manipulator technology, FORMERLY KNOWN AS THE ATH TECHNOLOGY, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors ( - Oil & Gas - Harbor & Waterway Remediation - Military - Mining & Construction )


         Aquatic's long-term objectives are as follows:

                  1. Seek out and develop new oil and gas property assets combined with balanced investment in oil and gas property development drilling and exploitation of proven reserves.

                  2. With successful acquisition of the Tiger.Lynk(TM) large scale manipulators, the company will pursue its continued development by either maintaining the company as a wholly owned subsidiary, developing the market and sales of the technology or, pursuing a possible spin-off of the subsidiary with the company holding a significant ownership of the new entity.

                  3. Pursue other resource and technology companies currently operating in the private sector who may be interested in being acquired, merging or forming joint ventures with Aquatic.


         A merger will most likely require further investment, marketing and sales development, associated costs of commercializing merged technologies, as well as, additional personnel to fill critical roles and responsibilities.


         Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from external financing to meet the Company's liabilities and commitments as they become payable. The company has ceased all operations other than seeking potential merger candidates. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

         There is no expected or planned sale of significant equipment by the Company. The Company's work force has been eliminated with the exception of one full-time employee.

                              RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 2002 COMPARED TO YEAR ENDED MAY 31, 2001

         The company earned revenue of $32,904 for the year ended May 31, 2002, compared with $280,042 for fiscal 2001 for a decrease of $247,138 or 88%. The decrease in sales is attributable to two main factors: first, Aquatic had to temporarily shut down parts of it Brazilian operations due to the need to replace its downstream infrastructure and second, Aquatic had substantially reduced its Brazil operations due to a lack of working capital. As of March 2003, the Brazil operations have been terminated.

         Cost of sales for the year ended May 31, 2002 was $142,401 compared to $750,926 for the year ended May 31, 2001, for a decrease of $608,525 or 81%. The decrease in cost of sales is a direct result of the decrease in revenue and the temporary shut down of the Brazil operations.

         Operating costs and expenses for the year ended May 31, 2002, were $1,273,399 and $1,499,345 for the year ended May 31, 2001 for a decrease of $255,946 or 15%. The decrease in operating costs is mainly attributable to a decrease in financing fees of $397,961 offset by an increase in selling, general and administrative expenses of $152,309, which is a direct result of the temporary shutdown of Aquatic's Brazil operations.

         The Company incurred a loss in fiscal 2002 of $1,394,508 compared with a loss of $1,970,229 in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities in fiscal 2002 amounted to $320,577 compared to $738,172 in fiscal 2001. The decreased use of cash is mainly attributable to the temporary shut down of the Brazil operations due to a lack of a downstream infrastructure and a lack of working capital.

         Financing activities generated net cash of $269,790 in fiscal 2002 compared with $602,947 in fiscal 2001. The cash from financing activities for fiscal year 2002 was generated from the issuance of $200,000 in convertible debentures, the sale of common stock for $75,000 and the exercise of options for $50,000 less financing costs of $28,210.

         At May 31, 2002 the Company had cash of $10,838, accounts receivable of $nil, inventory of $nil and prepaid expenses of $16,774 and deferred costs of $19,189 for total current assets of $46,801. Inventory decreased from $199,892 and accounts receivable decreased from $54,963 at May 31, 2001 as a result of the temporary shut down of the Brazil operations due to a lack of working capital. Concerning the decrease in inventory, during the fiscal year ended May 31, 2002, as discussed previously, AQCI shut down its underwater timber harvesting operations in Brazil and

Canada due to a lack of working capital. To settle some outstanding claims, the Company bartered inventory, valued at $224,725 in return for services, valued at $224,725, resulting in no gain or loss to the Company.


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

         During the Registrant's two most recent fiscal years ended May 31, 2001 and the subsequent interim period through February 28, 2002, the Registrant did not consult with Merdinger, Fruchter, Rosen & Corso, P.C. regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulations S-K

ITEM 8A. CONTROL AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures. Our Chief
Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive Officers and Directors

----------------------------    ------------------- -------------------------
NAME                            AGE                  POSITION
----------------------------    ------------------- -------------------------

----------------------------    ------------------- -------------------------
Gary J. Ackles        *1         47                  President & Director
----------------------------    ------------------- -------------------------
Shane Kerpan          *1          1                  Secretary & Treasurer
----------------------------    ------------------- -------------------------
Claus Wagner-Bartak   *2         63                  Director

----------------------------    ------------------- -------------------------

*1  Resigned in 2003
*2  Resigned in 2004

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

Biographies Of Our Executive Officers And Directors

         Gary J. Ackles: Mr. Ackles was appointed to the Board of Directors on July 1st,1997, to fill a vacancy. Mr. Ackles was President and founder of Aquatic Cellulose Ltd., and creator of the Aquatic Timber Harvester System. Mr. Ackles has over 25 years expertise in industries that manufacture and sell equipment, with extensive international and domestic experience. Mr. Ackles is an internationally recognized creator of aquatic technologies, and has been involved with numerous equipment based industries including oil and mineral exploration, logging, heavy construction, and aquatic environmental management. Mr. Ackles has introduced and sold equipment in Canada, USA, Middle East, Africa, and South America. Mr. Ackles does not sit on the Board of any other public company. Mr. Ackles dedicates approximately 90% of his time to Aquatic. Mr. Ackles resigned as Director, President and CEO on March 26th, 2003.

         Shane Kerpan: Mr. Kerpan earned a degree in Business Administration from Simon Fraser University and has worked in a variety of staff management positions in both the private and non-profit sectors. Mr. Kerpan also possesses experience in project management and evaluation plus has provided the Company with assistance in project research, development of multi-media presentations and public relations. Mr. Kerpan does not sit on the Board of any other public company. Mr. Kerpan dedicates approximately 5% of his time to Aquatic. Mr. Shane Kerpan resigned as the Secretary and Treasurer on December 20th, 2003.

         Claus Wagner-Bartak: Dr. Claus Wagner-Bartak was appointed to the Board of Directors in July, 1997, to fill a vacancy. Dr. Wagner-Bartak was the founder of Spar-Aerospace, the corporation contracted to develop and build the robotic arm that is presently used on the NASA Space Shuttle, that arm being named the "Canada-arm". Mr. Wagner-Bartak does not sit on the Board of any other public company. Mr. Wagner-Bartak dedicates approximately 5% of his time to Aquatic. Mr. Claus Wagner-Bartak resigned as Director on February 24th, 2004.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended May 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31, 2002 to the Company's Chief Executive Officer, Secretary and Director during such period.

                             EXECUTIVE COMPENSATION

                                                                              Long Term Compensation
Payouts                             Annual Compensation                               Awards
---------               ----------------------------------------  -------------------------------------------------------
(a)                      (b)       (c)         (d)      (e)        (f)             (g)          (h)             (I)

Name                                                    Other (1)                  Securities                   All
and                                                     Annual      Restricted     Underlying                   Other
Principal                                               Compen-     Stock          Options/      LTIP           Compen-
Position                 Year       Salary     Bonus    sation ($)  Award($)       Sar (#)       Payouts($)     sation($)
--------                 ----       ------     -----    ----------  --------       -------       ----------     ---------

Gary Ackles *1
President/CEO            2000      $ 84,000        0         0       0                   0           0           0
                         2001      $ 84,000        0         0       0           1,202,500           0           0
                         2002      $107,134        0         0       0                   0           0           0

Shane Kerpan *1
Secretary                2000             0        0         0       0                    0          0           0
                         2001             0        0         0       0              117,500          0           0
                         2002             0        0         0       0                    0          0           0

Claus Wagner-Bartak
Director    *2           2000             0        0         0       0                    0          0           0
                         2001             0        0         0       0              105,250          0           0
                         2002             0        0         0       0                    0          0           0

*1  Resigned in 2003.
*2  Resigned in 2004.

Chief Executive Officer Compensation:

         Mr. Ackles has a three-year employment agreement commencing November 1, 2000, providing for an annual salary of $107,134, plus certain benefits. The agreement called for a minimum increase in salary of 10% per annum.

(1) Long Term Incentive Plans (Options)

         There are no long- term incentive plans currently in effect. However, the Board of Directors has granted the directors and officers of the Company stock options that are intended to place each director and officer in an equity position in our Company that roughly equates to their original percentage of shares owned in our Company. These options were issued on February 22, 2000 and are exercisable in whole or in part for five years from the date of issue at an exercise price of $0.52. Closing market price of Aquatic's common stock as quoted on the OTC:BB on February 22nd, 2000 was $.5156. The number of above options issued were 1,425,250 and are as follows:

         1.       Gary Ackles -              1,202,500
         2.       Clause Wagner-Bartuk -       117,500
         3.       Shane Kerpan -               105,250

To the date of this filing these options have not been exercised.

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


         The Company has a service agreement with Kathy Ackles, wife of the president, for bookkeeping and administrative services for $36,000 per annum. (See SUBSEQUENT EVENTS (Subsequent to May 31, 2002)


         The Company has an employment agreement with Gary Ackles, the Company's president, providing for an annual salary of $107,134 and certain benefits. (See SUBSEQUENT EVENTS (Subsequent to May 31, 2002)



ITEM 13. EXHIBITS, LIST AND REPORTS IN FORM 8-K

(A) EXHIBITS

Exhibit
NUMBER            DESCRIPTION

3.1      Articles of Incorporation of the Company filed February 28, 1997. (1)
3.2      Certificate Amending Articles of Incorporation filed November 19, 1997.
            (1)
3.3      Bylaws of the Company. (1)

4.1      Form of Common Stock Certificate. (2)
4.2      Form of Warrant Agreement with Form of Warrant Election to Purchase.
            (2)
6.1      Lease for the Premises dated November 1, 1996. (1)
10.1     Form of Secured Convertible Debenture Purchase Agreement.(2)
10.2     Form of Registration Rights Agreement. (2)
10.3     Form of 12% Convertible Debenture.  (2)
10.4     Form of Security Agreement.  (2)
31.1     Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
            (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2     Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
            (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1     Certification of the Chief Executive Officer pursuant to 18
            U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2     Certification of the Chief Financial Officer pursuant to 18
            U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

---------------
(1) Previously filed with the Commission on August 16, 1999 as part of Aquatic Cellulose International Corp.'s Registration Statement (File N0.000-27063) on Form 10SB12G and incorporated by reference herein.

(2) Previously filed with the Commission on August 21, 2000 as part of Aquatic Cellulose International Corp.'s Registration (File NO:
         333-44184) on Form SB-2 filed on August 21, 2000 and incorporated by reference herein.

(B)      REPORTS ON FORM 8-K:

         Form 8-K dated February 28, 2002 reported that on February 28, 2002 AQCI terminated KPMG LLP for financial reasons and engaged Merdinger, Fruchter, Rosen & Corso, P.C., to serve as the Company's independent public

ITEM 14. PRINCIPAL ACCOUNT FEES AND SERVICES

1) AUDIT FEES & AUDIT-RELATED FEES

During fiscal year 2000, the Company's principle accountant billed $36,027.97 in fees that were directly associated with the preparation of annual audit reports, quarterly reports, review and preparation regarding Form 10SB filing and review and preparation regarding comments by the Securities Exchange Commission.

During fiscal year 2001, the Company's principle accountant billed $49,919.07 in fees that were directly associated with the preparation of annual audit reports, quarterly reports, review and preparation regarding Form SB-2 filing and review and research & advise on accounting and reporting matters.

During fiscal year 2002, the Company's principle accountant billed $39,322.50 in fees that were directly associated with the preparation of annual audit reports, quarterly reports, review and preparation regarding SEC comment letters pertaining to a Form SB-2 filing and review and discussion regarding 8K and newly appointed auditors.

2) TAX FEES

During fiscal year 2000, the Company's principle accountant billed $551.05 in fees that were directly associated with the preparation of tax filings.

During fiscal year 2001, the Company's principle accountant billed $5,938.50 in fees that were directly associated with the preparation of tax filings.

During fiscal year 2002, there were no fees billed associated with the preparation of tax filings.

3) ALL OTHER FEES

During fiscal year 2000, the Company's principle accountant billed $642.00 in fees that were directly related to research on new registrant SEC filing requirements and deadlines.

During fiscal year 2001, the Company's principle accountant billed $8,560.00 in fees that were directly related to preparation of application for for financing from Canadian International Development Agency.

During fiscal year 2002, there were no other fees billed by the Company's principle accountant for services other than those reported for audit and audit related fees.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

Due to the fact that Sheridan B. Westgarde is the Company's only active Officer and Director the company does not have an audit committee at this time.

PERCENTAGE OF HOURS EXPENDED

The amount of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50%

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Aquatic Cellulose International Corp.

                                  By: /s/ SHERIDAN WESTGARDE
                                          Sheridan Westgarde
                                          Director, Chief Executive Officer,
                                          President and Chief Accounting Officer

                                          Date:  February 26, 2004



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SHERIDAN WESTGARDE   Director, Chief Executive Officer,   February 25, 2004
    -----------------
    Sheridan Westgarde   President and Chief Accounting Officer

                      Consolidated Financial Statements of

                                AQUATIC CELLULOSE
                               INTERNATIONAL CORP.

                              May 31, 2002 and 2001


                                                                                        PAGE
                                                                                        ----
                      INDEX TO AUDITED FINANCIAL STATEMENTS

Independent Auditor's Report                                                             F-2

Consolidated Balance Sheet as of May 31, 2002 and 2001                                   F-3

Consolidated Statementof Operations for the years ended May 31, 2002 and 2001            F-4

Consolidated Statement of Comprehensive Loss for the years ended                         F-5
May 31, 2002 and 2001

Consolidated Statement of Stockholders' (Deficiency) Equity
for the years ended May 31, 2002 and 2001                                                F-6

Consolidated Statement of Cash Flows for the years ended May 31, 2002 and 2001           F-7

Notes to Consolidated financial Statements                                               F-9


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Aquatic Cellulose International Corp.
Vernon, British Columbia, Canada

         We have audited the accompanying balance sheet of Aquatic Cellulose International Corporation as of May 31, 2002, and the related statements of operations, of comprehensive loss, of stockholders' deficiency and of cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquatic Cellulose International Corporation, as of May 31, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, has negative working capital and stockholders' deficit. These factors raise substantive doubt about its ability to continue as a going concern. Management's plans in regard to these matters is also disclosed in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /S/ WONG JOHNSON & ASSOCIATES

WONG JOHNSON & ASSOCIATES
A Professional Corporation
Temecula, California
February 20, 2004

                                                                     AQUATIC CELLULOSE INTERNATIONAL

                                                                          Consolidated Balance Sheet


May 31,                                                                     2002              2001
-----------------------------------------------------------------------------------------------------
Assets

Current Assets
    Cash                                                                $    10,838      $    19,892
    Accounts receivable, net                                                                  54,963
    Inventory                                                                                199,892
    Prepaid expenses and other current assets                                                 16,774
    Deferred financing costs, net of accumulated
     amortization of $135,411 and $103,136                                   19,189           19,364
----------------------------------------------------------------------------------------------------
      Total current assets                                                   46,801          294,111

Property and equipment, less accumulated
     depreciation of $12,481 and $10,128                                      8,004           10,357
Advance on equipment purchase                                               225,000          100,000
----------------------------------------------------------------------------------------------------
    Total Assets                                                        $   279,805      $   404,468
====================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities
    Accounts payable and accrued liabilities                            $   230,998      $   186,581
    Due to stockholder                                                      113,383
    Convertible debentures                                                  745,182          574,817
----------------------------------------------------------------------------------------------------
      Total current liabilities                                           1,089,563          761,398
----------------------------------------------------------------------------------------------------
Long Term Liabilities
----------------------------------------------------------------------------------------------------
      Total Liabilities                                                   1,089,563          761,398

Stockholders' Deficit
    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding at May 31, 2002 and 2001, respectively            --               --
    Common stock, $0.001 par value, 100,000,000
        shares authorized, 78,442,715 and 47,019,315 shares
       issued and outstanding at May 31, 2002 and 2001,
       respectively                                                          78,442           47,019
    Additional paid in capital                                            4,942,332        4,073,808
    Accumulated deficit                                                  (5,907,321)      (4,512,813)
    Foreign currency translation adjustment                                  76,789           35,056
----------------------------------------------------------------------------------------------------
      Total stockholders' deficit                                          (809,758)        (356,930)
----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                             $   279,805      $   404,468
====================================================================================================


                                                                              See accompanying notes.

                                                          AQUATIC CELLULOSE INTERNATIONAL

                                                     Consolidated Statement of Operations

------------------------------------------------------------------------------------------
                                                                Period from
                                                     June 1, 2001             June 1, 2000
                                                          To                       To
                                                     May 31, 2002             May 31, 2001
------------------------------------------------------------------------------------------

Sales                                              $     32,904           $    280,042

Cost of sales                                           142,401                750,926
------------------------------------------------------------------------------------------

Gross profit (loss)                                    (109,497)              (470,884)
------------------------------------------------------------------------------------------

Operating expenses
      Selling, general and administrative               899,584                727,275
      Financing fees                                    371,462                769,423
      Depreciation                                        2,353                  2,647
------------------------------------------------------------------------------------------
           Total operating expenses                   1,273,399              1,499,345
------------------------------------------------------------------------------------------

Loss from operations                                 (1,382,896)            (1,970,229)
------------------------------------------------------------------------------------------

Other income (expense)
      Foreign currency translation                      (11,612)
------------------------------------------------------------------------------------------
Total other income (expense)                            (11,612)
------------------------------------------------------------------------------------------

Net loss                                           $ (1,394,508)          $ (1,970,229)
==========================================================================================


Weighted Average Shares                              60,854,801             40,762,532
                                                   =======================================

Loss Per Common Share                              $      (0.02)          $      (0.05)
                                                   =======================================


                                                                    See accompanying notes.

                                                          AQUATIC CELLULOSE INTERNATIONAL

                                             Consolidated Statement of Comprehensive Loss
-----------------------------------------------------------------------------------------

                                                                Period from
                                                    June 1, 2001             June 1, 2000
                                                         To                       To
                                                    May 31, 2002             May 31, 2001
------------------------------------------------------------------------------------------

Net loss                                                  $ (1,394,508)      $ (1,970,229)

Foreign exchange translation adjustment                         41,733             (7,971)
------------------------------------------------------------------------------------------

Comprehensive loss                                        $ (1,352,775)      $ (1,978,200)
------------------------------------------------------------------------------------------

                                                                    See accompanying notes.


                                                                                                   AQUATIC CELLULOSE INTERNATIONAL


                                                                                  Consolidated Statements of Stockholders' Deficit
-----------------------------------------------------------------------------------------------------------------------------------



                                                                             Paid        Foreign                        Total
                                                Common         Common         In         Currency     Accumulated    Stockholders'
                                                Shares         Stock        Capital     Translation     Deficit        Deficit
----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2000                        37,425,985  $    37,426    $ 2,527,608   $    43,027   $(2,542,584)        65,477

Issued for services                             2,287,000        2,287        309,242                                    311,529
Issued for settlement of accounts payable
     and accrued liabilities                      227,000          227        133,273                                    133,500
Issued for conversion of debentures             6,117,422        6,117        563,083                                    569,200
Issued for share subcription received
     in 2000                                      100,000          100           (100)                                        --
Issued in lieu of cash payment of
     interest on convertible debentures           861,908          862         62,255                                      63,117
Share issue costs                                                             (24,553)                                    (24,553)
Financing costs of warrants granted in
     conjunction with convertible debentures                                   55,000                                      55,000
Beneficial conversion feature of
     convertible debenture payable                                            448,000                                     448,000
Net loss                                                                                                (1,970,229)    (1,970,229)
Foreign currency translation adjustment                                                      (7,971)                       (7,971)
                                               -----------------------------------------------------------------------------------
Balance at May 31, 2001                        47,019,315       47,019      4,073,808        35,056     (4,512,813)      (356,930)

Issued for promotional services to                                                                                             --
     Company's president                        7,245,000        7,245         65,205                                      72,450
Issued upon conversion of debentures            6,058,640        6,058         53,942                                      60,000
Issued in lieu of cash payment of interest
     on convertible debentures payable          2,234,760        2,235         38,460                                      40,695
Issued upon exercise of options                 4,405,000        4,405         45,595                                      50,000
Issued for cash                                 1,500,000        1,500         73,500                                      75,000
Issued for services                             7,180,000        7,180        324,320                                     331,500
Issued for financing fees                         300,000          300          4,600                                       4,900
Value of warrants issued                                                       55,000                                      55,000
Beneficial conversion feature of
     convertible debenture payable                                             85,402                                      85,402
Issued as deposit on equipment                  2,500,000        2,500        122,500                                     125,000
Foreign currency translation adjustment                                                      41,733                        41,733
Net loss                                                                                               (1,394,508)     (1,394,508)
                                               -----------------------------------------------------------------------------------
Balance at May 31, 2002                        78,442,715  $    78,442    $ 4,942,332   $    76,789   $(5,907,321)   $   (809,758)
                                               ====================================================================================

                                                                                                             See accompanying notes.

                                                                             AQUATIC CELLULOSE INTERNATIONAL


                                                                        Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------


                                                                                    Period from
                                                                         June 1, 2001           June 1, 2000
                                                                              To                      To
                                                                         May 31, 2002           May 31, 2001
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (1,394,508)         $ (1,970,229)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
     Depreciation                                                                  2,353                 2,647
     Amortization of defered financing costs                                      32,275               176,807
     Amortization of financing costs of warrants                                                       152,728
     Amortization of beneficial conversion feature                               105,983               362,258
     Un-paid fees & expenses due to stockholders                                 113,383
     Bad debt expense                                                              6,734
     Inventory valuation write down                                               60,141
     Interest paid by issuance of common stock                                    40,695                63,117
     Services paid by issuance of common stock                                   331,500               311,529
     Inventory barted for services                                               224,725
     Promotional services paid by common stock                                    72,450
     Options granted for services                                                105,000
Increase (decrease) in liabilities
     Accounts receivable                                                          48,229               (11,625)
     Inventory                                                                   (84,974)               22,200
     Prepaid expenses                                                            (16,774)
     Accounts payable and accrued liabilties                                      32,211               152,396
---------------------------------------------------------------------------------------------------------------
     Net cash used by operating activities                                      (320,577)             (738,172)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Accquisition of equipment                                                                             (8,776)
  Advance on equipment purchase                                                                       (100,000)
---------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                             -              (108,776)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                                            75,000
  Share issue cost                                                               (28,210)              (24,553)
  Issuance of convertible debenture payable                                      200,000               750,000
  Exercise of options                                                             50,000
  Deferred financing costs                                                       (27,000)             (122,500)
---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                   269,790               602,947
---------------------------------------------------------------------------------------------------------------

  Effect of exchange rate on cash balance                                         41,733                (7,971)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                   (9,054)             (251,972)

Cash at beginning of period                                                       19,892               271,864
---------------------------------------------------------------------------------------------------------------
Cash at end of period                                                         $   10,838              $ 19,892
===============================================================================================================

                                                                                       See accompanying notes.

SUPPLEMENTAL INFORMATION:

   Interest paid                                                              $    --               $     --
   Taxes paid                                                                 $    --               $     --


SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

   During the year ended May 31, 2001, the Company issued common stock:
   2,287,000 shares, valued at $311,529, for services
   277,000 shares, valued at $133,500 for settlement of accounts payable and accrued liabilities
   6,117422, shares, valued at $569,200, for conversion of convertible debentures
   861,908 shares, valued at $63,117, for payment of interest on convertible debentures
    $55,000 fair value assigned to warrants issued in conjunction with convertible debentures

   During the year ended May 31, 2002, the Company issued common stock:
   7,245,000 shares, valued at $72,450 for promotional services
   6,058,640 shares, valued at $60,000, for conversion of convertible debentures
   2,234,760 shares, valued at $40,695, for payment of interest on convertible debentures
   Granted options to non-employees, valued at $151,964
   7,180,000 shares, valued at $331,500, for services
   2,500,000 shares, valued at $125,000, as a deposit on equipment purchased
   Bartered inventory, valued at $224,725, in return for services, valued at $224,725
   300,000 shares, valued at $6,000, for financing fees

                                                                      See accompanying notes.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

Aquatic Cellulose International Corp. (the "Company") was incorporated under the laws of the State of Nevada in 1996. The Company's principal activity is the underwater harvesting and/or salvaging of submerged timber, and the sale of lumber produced from such timber.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

BUSINESS OPERATIONS
-------------------

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

BRAZIL
-------

At this time Ecomab, a wholly owned subsidiary of ACIC, is refining the overall Tucurui operational plan, to be implemented once full production has commenced. Ecomab is also working other Hydro facilities to expand their operations into other areas of Brazil, and also increase utilization of wood byproducts.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
---------------------

Aquactic Cellulose International Corporation (the "Company) has experienced recurring losses, has a working capital deficiency of $1,042,762 and an accumulated deficit of $5,907,321 as of May 31, 2002 and has reduced underwater timber harvesting operations pending new financing. Additionally, during November 2003, the Company received notice that they were in default of certain obligations under the debentures (Note 16). These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

During the year ended May 31, 2002, management continued to seek additional capital investment to support its business ventures and provide the capital considered necessary to support operations.

Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount an classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION
------------------

The Company recognizes sales when timber is shipped, and the title, risks and rewards of ownership have been transferred from the Company to the customer. As previously noted, the Company reduced timber harvesting operations during the fiscal year ended May 31, 2002 due to a lack of working capital.

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

INVENTORY
-----------

Inventory is recorded at the lower of cost or net realizable value, on a first-in, first-out basis. Cost includes costs of material, labor and manufacturing overhead.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002



PROPERTY AND EQUIPMENT
----------------------

Property and equipment are stated at cost. Depreciation is computed using declining balance and straight-line methods over the estimated useful lives of the depreciable assets. The estimated useful lives used in determining depreciation are three to four years for computers and five years for furniture and equipment. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is credited or charged to operations.

LONG-LIVED ASSETS
------------------

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

INCOME TAXES
------------

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002

STOCK-BASED COMPENSATION
-----------------------

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

EARNINGS PER SHARE
------------------

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing Diluted EPS, including dilutive stock options and warrants, was 62,688,130 for the year ended May 31, 2002. For the year ended May 31, 2002, approximately 700,000 shares attributable to the exercise of outstanding options and warrants were excluded from the calculation of Diluted EPS because the effect was antidilutive. No adjustments were made to reported net income in the computation of EPS.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


WARRANTS ISSUED IN CONJUNCTION WITH CONVERTIBLE DEBT
------------------------------------------------------

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

COMPREHENSIVE INCOME
--------------------

During June 1999, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; change in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company's foreign currency translation adjustments was the only comprehensive income adjustment as of May 31, 2002 and 2001, respectively.

SEGMENT AND GEOGRAPHIC INFORMATION
----------------------------------

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS No. 131 requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only multiple segments (Note 14).

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

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

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


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

MANAGEMENT ESTIMATES
--------------------

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

The collectibility of accounts receivable, the determination of the lower of cost and net realizable value of inventory and deferred taxes are based on management estimates. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS No. 142, it also requires that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Adoption of this statement is not expected to be material.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligation in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. Company management has determined the effect of adoption of this standard on the Company's results of operations and financial position is not material.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Company management has determined that implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of SFAS No. 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 is issued. Company management has determined that implementation of SFAS No. 145 will not have a material effect on the Company's results of operations or financial position.


In July 2002, the Financial Accounting Standards Board issued SFAS, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Company management has determined that implementation of SFAS No. 146 will not have a material effect on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on our financial position, cash flows or results of operations.


NOTE 3 - INVENTORY

Inventory consists of the following at May 31:

                            2002              2001
                          --------          --------

Logs                      $   --            $ 91,982
Rough cut lumber              --             107,910
                          --------          --------
                          $   --            $199,892
                          ========          ========

As previously noted in Note 1, during the fiscal year ended May 31, 2002, the Company reduced underwater timber harvesting operations in Brazil and Canada due to a lack of working capital. To settle some outstanding claims, the Company bartered inventory, valued at $224,725 in return for services, valued at $224,725, resulting in no gain or loss to the Company.


NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at May 31:

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


                                                    2002             2001
                                                  -------          -------

           Computer equipment                     $ 3,931          $ 3,931

           Furniture and equipment                 11,701           11,701

           Leasehold improvements                   4,853            4,853
                                                  -------          -------

                                                   20,485           20,485

          Less: accumulated depreciation           12,481           10,128
                                                  -------          -------

                                                  $ 8,004          $10,357
                                                  =======          =======

Depreciation expense was $2,353 and $2,647 for the fiscal years ended May 31, 2002 and 2001, respectively.

NOTE 5 - ADVANCE ON EQUIPMENT PURCHASES

Advance on equipment purchases consist of the following at May 31:

                                                              2002       2001
                                                            --------   --------
     Deposit for construction and acquisition of an
          Aquatic Timber Harvesting Machine
          from  an Affiliated Company                       $100,000   $100,000
     Deposit via issuance of 2,500,000 shares of
          stock in lieu of cash for the purchase
          of a fleet of boats                                125,000        --
                                                            --------   --------

                                                            $225,000   $100,000
                                                            ========   ========

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


Pursuant to a manufacturing agreement with a company that is controlled by the Company's CEO and largest shareholder, the Company is committed to providing the financing for the construction and acquisition of an Aquatic Timber Harvesting Machine at a cost of $750,000. During the fiscal year ended May 31, 2001, the Company had advanced $100,000 towards the purchase of the machine and was exploring outside financing opportunities to finance the remaining commitment. As of May 2003, the manufacturing and license agreements were cancelled.

Subsequent to May 31, 2002, the Company was advanced approximately $44,000 from the Affiliated Company collateralized by the aquatic timber harvesting equipment (Note 16).

During the fiscal year ended May 31, 2002, the Company entered into an agreement to purchase a fleet of boats for approximately $151,000. As a deposit on the boats, the Company issued 2.5 million shares of common stock with an estimated market value of approximately $125,000. Subsequent to May 31, 2002, the Company began negotiations with the seller to reverse the transaction and believes that it is probable the cancellation will occur. As of the date of this report, pertaining to the cancellation with the seller, the negotiations with the seller are not complete in as much as the Company has not yet received back from the seller the 144 original restricted stock certificates that were issued.


NOTE 6- DEFERRED FINANCING COSTS

In connection with the sale of $200,000 convertible debentures on December 4, 2001, the Company incurred financing fees in the amount of $33,000. These fees are amortized over the 12-month life of debentures. The unamortized balance of these fees was $19,189 at May 31, 2002.

NOTE 7 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures payable bear interest at 12%, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Debentures aggregating $503,300 at May 31, 2002, are convertible into the Company's common shares at the lesser of $0.60 per share or 70% of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $317,500 of the debentures at May 31, 2002 is convertible into common shares at the lesser of $0.083 per share or 67.67% of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, $503,300 of the debentures can automatically convert to common shares if certain conditions are met. The remaining $317,500 of the debentures do not automatically convert to common shares on their due dates. $620,800 of the total debentures were in default at May 31, 2002 (Note 16).

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002



The debentures are due as follows:

DUE DATE                                  MAY 31, 2001    ISSUED        CONVERTED      MAY 31, 2002
--------                                  ------------    ------        ---------      ------------

          May 4, 2002                      $  25,800     $    --        $ (22,500)     $   3,300
          September 29, 2001                 500,000          --             --          500,000
          January 25, 2002                    55,000          --          (37,500)        17,500
          March 14, 2002                     100,000          --             --          100,000
          December 4, 2002                      --         200,000           --          200,000
                                           ---------     ---------      ---------        -------
                                             680,800     $ 200,000      $ (60,000)       820,800
                                                         =========      =========
Unamortized discount related
     to warrants granted in conjunction
     with the issuance of the
     convertible debentures payable         (20,241)                                     (17,293)

Unamortized discount related to
     beneficial conversion option on the
     convertible debentures payable         (85,742)                                     (58,325)
                                           --------                                      -------
                                           $574,817                                     $745,182
                                           ========                                     ========

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002



In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

                         Exercise
                         Price per  Outstanding                            Outstanding
Expiration Date            Share    May 31, 2001    Issued    Exercised    May 31, 2002
---------------            -----    ------------    ------    ---------    ------------

May 4, 2003               $  0.69     250,000           --          -        250,000
September 29, 2003           0.69     250,000           --          -        250,000
January 25, 2003             0.35      50,000           --          -         50,000
March 14, 2003               0.35      50,000           --          -         50,000
December 4, 2003             0.35        --          100,000        -        100,000
                                      -------        -------     -------     -------
                                      600,000        100,000        -        700,000
                                      =======        =======     =======     =======


The convertible debentures all contain a beneficial conversion feature, as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $105,983 for beneficial conversion features in connection with the debentures and warrants have been charged to operations in the current fiscal year. Of this amount, $41,660 relates to debentures issued during the year ended May 31, 2002.

In connection with these convertible debentures, the Company had $62,655 and $14,513 of accrued interest at May 31, 2002 and 2001, respectively.

NOTE 8 - NOTES RECEIVABLE

During the year ended May 31, 1999, the Company loaned $105,450 to three Directors for the exercise of Company stock options. These loans are unsecured, do not bear interest and are due on July 24, 2002. The notes receivable were recorded as a reduction of additional paid-in capital in fiscal 1999.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002

Subsequent to May 31, 2002, approximately $100,000 of such loans was offset against unpaid consulting fees due to one of the Directors. The remaining loans were forgiven to the other two Directors during January 2004.

NOTE 9 - INCOME TAXES

The components of the provision for taxes based on income for the fiscal years ended May 31 are as follows:

                                        2002               2001
                                        ----               ----

          Current
            Federal                  $    --          $     --
            State                         --                --
                                     ---------        ---------
          Total Current                   --                --
                                     ---------        ---------
          Deferred
            Federal                       --                --
            State                         --                --
                                     ---------        ---------
          Total Deferred                  --                --
                                     ---------        ---------
          Total Tax Provision        $    --          $     --
                                     =========        =========

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002



The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the fiscal years ended May 31:


                                                2002            2001
                                               ------          -----

          Federal Income Tax Rate               (34.0)%       (34.0)%
          Effect of Valuation Allowance          34.0%         34.0%
                                               ------          -----
          Effective Income Tax Rate               0.0%          0.0%
                                               ======          =====

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

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred Tax Assets

  Loss Carry-forwards                      $ 666,590
  Less:  Valuation Allowance                (666,590)
                                            ---------
Net Deferred Tax Asset                     $       --
                                            =========

Net operating loss carry-forwards expire starting in 2011 through 2022. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002



NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain office equipment for varying periods and expects that in the normal course of business, leases will be renewed or replaced by other leases.

The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2002:

                         2003                    $ 6,024
                         2004                      6,024
                         2005                      5,542
                         2006                      3,433
                                                   -----

                                                 $21,023
                                                  ======

The Company leases office space on a month-to-month basis for approximately $509 (CDN $798) per month. Rent expense under operating leases for the year ended May 31, 2002 was $12,370.

SERVICE AND CONSULTING AGREEMENTS

The Company has entered into various service and consulting agreements as follows:

         - A three-year employment agreement with one of the Company's Directors commencing November 1, 2000, providing for an annual salary of $107,134, plus certain benefits. The agreement calls for a minimum increase in salary of 10% per annum.

         - A one-year agreement commencing January 1, 2002, and renewable annually, providing for an annual fee of $36,000.

         - A five-year consulting agreement for investor relations commencing January 1, 2001, providing for annual fees of $36,400, plus 100,000 shares of the Company's common stock, and 2.5% commission on sales of the Company's common stock.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002



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

During the year ended May 31, 2001, the Company advanced $100,000 to finance the commencement of the construction of the new aquatic timber harvester (see Note
5).

NOTE 11 - COMMON STOCK

COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of May 31, 2002 and 2001, 78,442,715 and 47,019,315 were issued and outstanding, respectively.

At various times during the fiscal year ended May 31, 2001, the Company issued an aggregate of 227,000 shares of restricted stock at an average price of $0.58 per share for the settlement of accounts payable and accrued liabilities (settlement determined stock price).

At various times during the fiscal year ended May 31, 2001, the Company issued an aggregate of 2,287,000 shares of restricted stock at an average price of $0.136 per share for services rendered (price reflected market price).

During June 2001,the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price). Subsequent to May 31, 2002, the Company was in negotiations to reverse the transaction and have the seller return the issued shares.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


During January 2002, the Company issued 7,245,000 shares of restricted stock at $0.014 per share to Gary Ackles as per his employment agreement.

During April and May 2002, the Company issued 1,500,000 shares of restricted stock to various investors at $0.05 per share for cash of $75,000.

At various times during the fiscal year ended May 31, 2002, the Company issued an aggregate of 6,058,640 shares of restricted stock at a price ranging from $0.0134 to $0.028 per share for upon conversion of debentures (price reflected market price).

At various times during the fiscal year ended May 31, 2002, the Company issued an aggregate of 2,234,760 shares of restricted stock at a price ranging from $0.005 to $0.0246 per share in lieu of cash payment of interest on convertible debentures (price reflected market price).

At various times during the fiscal year ended May 31, 2002, the Company issued an aggregate of 7,180,000 shares of restricted stock at a price ranging from $0.012 to $0.078 per share for services rendered (price reflected market price).

PREFERRED STOCK
---------------

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of May 31, 2002 and 2001, no classes of preferred stock were authorized, issued or outstanding.

NOTE 12 - STOCK OPTIONS

During July 2000, there were a total of 1,425,250 options outstanding to purchase the Company's common stock at an exercise price of $0.52 per share, which was the market price of the options on the date of grant. These options expire on February 22, 2005. These options were outstanding as of May 31, 2002.

On September 24, 2001, the Company issued 2,500,000 options for legal services to be rendered to the Company. The options have an exercise price of $.016, vest immediately and expire 90 days from issuance. Approximately $10,000 of the market value of these options was charged to operations during the current fiscal year. These options were exercised as of May 31, 2002.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


On January 15, 2002, the Company issued 1,905,000 options for investor relation's services, to be rendered to the Company from January 15 - July 15, 2002. The options have an exercise price of $.015, vest immediately and expire 90 days from issuance. Approximately $16,000 of the market value of these options was charged to operations during the current fiscal year, $2,265 is being amortized to operations for the remainder of this contract. These options were exercised as of May 31, 2002.

On March 2, 2002, the Company issued 4,800,000 options for investor relation's services to be rendered to the Company. The options have an exercise price of $.05, vest immediately and expire 90 days from issuance. Approximately $92,000 of the market value of these options was charged to operations during the current fiscal year. These options were canceled as of May 31, 2002.

On March 19, 2002, the Company issued 200,000 options for legal services to be rendered to the Company. The options have an exercise price of $.095, vest immediately and expire 90 days from issuance. Approximately $14,000 of the market value of these options was charged to operations during the current fiscal year. These options were exercised as of May 31, 2002.

The following table summarizes the option activity for the year ended May 31, 2002:

                                                               Weighted-        Weighted-
                        Number of             Average          Average            Fair
                         Shares           Exercise Price    Exercise Price       Value
                         ------           --------------    --------------       -----

May 31, 2001           1,425,250          $         0.52       $    0.52           0.52
Granted                9,405,000           0.015 - 0.095           0.035          0.050
Exercised             (4,605,000)          0.015 - 0.095           0.019          0.035
Canceled              (4,800,000)                   0.05            0.05          0.035
                      ----------          --------------       ---------          -----

May 31, 2002           1,425,250          $         0.52       $    0.52           0.52

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002




For the fiscal year ended May 31, 2002, the Black Scholes option-pricing model with a risk-free interest rate of 1.71 - 2.03%, a volatility of 348%, zero dividend yield and an expected life of 3 months for the options was used to determine the fair value of options issued. The weighted average fair value of the options issued during the year was $0.035.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002



NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a service agreement with Kathy Ackles, wife of the president, for bookkeeping and administrative services for $36,000 per annum (see Note 10).

The Company has an employment agreement with Gary Ackles, the Company's president, providing for an annual salary of $107,134 and certain benefits (see
Note 10).

NOTE 14 - SEGMENT INFORMATION

During the fiscal years ended May 31, 2002 and 2001, respectively, the Company had foreign operations in Canada and Brazil. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location. Revenues from external customers at May 31,:


                           2002              2001
                         --------           -------

United States            $   --            $ 86,894
Canada                       --                --
Brazil                     32,904           193,148
                         --------           -------
                         $ 32,904          $280,042
                         ========          ========
Segment assets:


                           2002              2001
                         --------           -------

United States            $   --            $   --
Canada                    273,684           398,067
Brazil                      5,121             6,401
                         --------           -------
                         $279,805          $404,468
                         ========          ========

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


NOTE 15 - LITIGATION

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

NOTE 16 - SUBSEQUENT EVENTS

During March 2003, Gary Ackles resigned as Director, President and CEO of the Company and was succeeded by Sheridan Westgarde. Both Mr. Ackles and Mr. Westgarde entered into consulting agreements ranging from 18 to 36 months commencing April 1, 2003, providing for monthly consulting fees of $5,500 and $7,500, respectively.


Following March 27th, 2003 AQCI terminated its operations pertaining to the recovery of underwater timber to focus business efforts on the following: 1) pursue the acquisition of a revenue generating company or assets in the oil and gas industry and 2) the potential exploitation of the ATH large scale underwater technology (Now called Tiger.Lynk(TM)).


During February 2003, Mr. William Stephaniuk ceased his association with the Company and no longer serves as Chief Operations Officer.

During May 2003, the Company borrowed $44,000 from Legacy Systems Corporation owned by Gary Ackles, former Director, President and CEO of the Company. As security for the loan, the Company utilized the ATH equipment (Note 5).

During June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. to merge the public Company with the Tiger-Lynk robotic technology, also patented and owned by Mr. Ackles.

During October 2003, the Company entered into an agreement to sell the equipment located in Brazil to Mr. Ackles for $70,000, the estimated value of the machine. The Company applied the value of the machine against the unpaid amount due Mr. Ackles.

During November 2003, the Company received notice that they were in default of certain obligations under the debentures. During December 2003, the Company entered into an amendment to the debentures and signed a $100,000 convertible promissory note.

                     ACQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2002


During December 2003, the Company signed a Memorandum of Understanding with Century Resources Inc. of Houston Texas for the acquisition of Century Resources by the Company.

Subsequent to May 31, 2002, the Company issued the following common shares:

 - 14,219,100 shares, valued at $404,671, for services;
 - 900,000 shares, valued at $26,100, to board members for their services;
 - 3,868,880 shares for $42,500 cash; and
 - 4,189,412 shares for the conversion of $40,000 debentures.