Form 10KSB/A
period 2002-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-02-27
CIK 1081242

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                Amendment No. 2

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

23.1     Consent of KPMG LLP

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

                                          Date:  February 27, 2004



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SHERIDAN WESTGARDE   Director, Chief Executive Officer,   February 27, 2004
    -----------------
    Sheridan Westgarde   President and Chief Accounting Officer

                      Consolidated Financial Statements of

                                AQUATIC CELLULOSE
                               INTERNATIONAL CORP.

                              May 31, 2002 and 2001


                                                                                        PAGE
                                                                                        ----
                      INDEX TO AUDITED FINANCIAL STATEMENTS


Independent Auditor's Report                                                          F-2

Independent Auditor's Report                                                             F-3

Consolidated Balance Sheet as of May 31, 2002 and 2001                                   F-4

Consolidated Statementof Operations for the years ended May 31, 2002 and 2001            F-5

Consolidated Statement of Comprehensive Loss for the years ended                         F-6
May 31, 2002 and 2001

Consolidated Statement of Stockholders' (Deficiency) Equity
for the years ended May 31, 2002 and 2001                                                F-7

Consolidated Statement of Cash Flows for the years ended May 31, 2002 and 2001           F-8

Notes to Consolidated financial Statements                                               F-9


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

The consolidated financial statements for the years ended May 31, 2001 and May 31, 2000 have been restated from those previously presented as explained in note 1(o)

[GRAPHIC OMITTED]
"signed KPMG LLP"

Chartered Accountants

Kelowna, Canada
August 3, 2001

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