Form 10KSB
period 2003-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-03-05
CIK 1081242

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended May 31, 2003.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The issuer had revenues of $nil for the fiscal year ended May 31, 2003.

The aggregate market value of the voting stock held by non-affiliates on May 31, 2003 was approximately $350,260 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of May 31, 2003, 100,000,000 shares of the issuer's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

AQUATIC CELLULOSE INTERNATIONAL CORP.

         Aquatic Cellulose International Corp. ("Aquatic") is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1996.

         Located in Vernon, British Columbia, Canada, Aquatic Cellulose International, up until March 27th, 2003, was a forest-based company focusing on accessing and recovering submerged timber. Generally, submerged timber is of excellent quality and can be used for plywood, sawn lumber, and a wide variety of wood fiber processes. Aquatic's principal activity was the procurement of contracts for the salvage and harvest of submerged timber and the sale of lumber derived from such timber.

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

         Aquatic used a simple way to obtain timber and the rights to harvest timber in Canada. First, Aquatic researched a potential site to ensure sufficient timber resources exist. If the reserve was adequate, Aquatic met with the local government officials to determine the ownership of the wood reserve. In cases where the wood has sunk to the bottom of the water location, the local government takes ownership of the wood to ensure that all local environmental concerns are addressed. Once ownership was determined, Aquatic applies for an appropriate salvage permit. Aquatic had acquired only one salvage permit in Canada, on July 20th, 1998, allowing the salvaging of timber at Monty Lake, in Central British Columbia, Canada. Aquatic harvested timber, pursuant to the salvage permit, within a designated area from July 21st, 1998 to October 31st, 1998.

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

         Aquatic did an on-sight evaluation of the Tucurui reservoir in Brazil, South America, which covered over an estimated 100,000 hectares (one hectare equals approximately 2.6 acres) of old growth rain forest. Aquatic, during 1977, in an attempt to harvest the reservoir, formed an alliance with Sulpam Madeira Ltda., a Brazilian company with the harvesting right for the reservoir,

         During 2001, it became evident that Sulpam was unable to provide the necessary support to harvest the reservoir. This resulted in Aquatic temporarily shutting down its Brazilian operations while attempting to locate and purchase the necessary water based equipment and the hiring of local mills to process the harvested logs into lumber. Aquatic continued to operate the Brazil operations as best as it could under the harvesting rights held by Sulpam which was still in place.

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

         All three technologies were incorporated in the development and construction of a fully functional unit for log salvage operations called the ATH-60. The ATH-60 was the equipment used in harvesting timber on AQCI's Brazil project.

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

IMPORTANT EVENTS

          o On February 20th, 2003 William Stephaniuk ceased his association with AQCI and no longer serves as Chief Operations Officer.

          o On February 28th, 2003 AQCI cancelled the arrangement regarding the planned purchase of the fleet of Boats owned by Raymond Lefebvre. The agreement to cancel the 2,500,000 shares of common stock, that were valued at $125,000, held as deposit the equipment has been honored, however, AQCI has yet been unable to retrieve the restricted share certificates due to the untimely death of Mr. Raymond Lefebvre.

          o On March 26th, 2003 Gary J. Ackles resigned as Director, President and CEO of AQCI and was succeeded by Sheridan B. Westgarde, a C.A.S. Tech. graduate of UCC British Columbia and a well recognized technology specialist in the robotics and automation industry.

          o Following March 27th, 2003 AQCI terminated its operations pertaining to the recovery of underwater timber to focus business efforts on the following: 1) pursue the acquisition of a revenue generating company or assets in the oil and gas industry and 2) potential exploitation of the ATH large scale underwater technology (Now called Tiger*Lynk(TM)).

          o During October 2002, the Company entered into an agreement with Gary Ackles to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurci reservoir. Under the terms of the agreement, the Company received proceeds of $70,000 resulting in a pre-tax gain of approximately $65,700. The proceeds were used to reduce the unpaid license fees owed to Mr. Ackles.

          o On April 1st, 2003 AQCI acquired a loan in the amount of $44,000 from Legacy Systems Corporation owned by Mr. Ackles. As security for this loan AQCI pledged the ATH-120 mechanical assembly constructed and stored at Beaver Manufacturing in Kamloops British Columbia.

          o On May 31st, 2003 AQCI's activities in Brazil, including personnel and maintenance of the timber harvesting leases was terminated.

          o On May 31st 2003 all manufacturing and licensing agreements with Gary J. Ackles, owner of the ATH robotic technology were also cancelled.

          o On May 21st, 2003 AQCI signed a Memorandum of Understanding with Legacy Systems Corp., owned by AQCI's former president Gary J. Ackles, to merge AQCI with Legacy and the Tiger*Lynk(TM) robotic technology, also patented and owned by Mr. Ackles.

     SUBSEQUENT EVENT (AFTER MAY 31, 2003)

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

          o During November 2003, the Company received notice that they were in default of certain debenture obligations.

          o On Dec 20th, 2003 Mr. Shane Kerpan resigned as AQCI's Secretary and Treasurer.

          o During December 2003, the Company entered into an agreement whereby, the repayment of the outstanding debentures in default will be made by an Equity Line of Credit instrument negotiated between the convertible debenture holders and the Company. Based on this arrangement, the Company and the convertible debenture holders further agreed to an additional funding of $900,000. While these new funds are secured as a convertible debt, the repayment is managed through the Equity Line of Credit. The Company signed a $100,000 convertible promissory note as an advance on the $900,000 and paid $80,000 as a deposit to acquire Century.

GOING CONCERN

     Aquatic Cellulose International Corporation has experienced recurring losses, has a working capital deficiency of $1,782,354 and an accumulated deficit of $7,155,171 as of May 31st, 2003. At the end of fiscal year ended May 31st, 2002 the Company had reduced its underwater timber harvesting operations pending new financing and a lack of working capital. These factors, among others, raise substantial doubt as to its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


EMPLOYEES

     AQCI employed a total of four full-time employees in the corporate office and 1 full-time employee in Brazil at May 31, 2002. As of May 31st, 2003 there was only one full-time consultant.

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

                                                   High Bid        Low Bid


FISCAL 2001
-----------
First Quarter 2001                                   .75               .38
Second Quarter 2001                                  .53               .15
Third Quarter 2001                                   .175              .08
Fourth Quarter 2001 (5/31/01)                        .099              .04

FISCAL 2002
-----------
First Quarter 2002                                   .07               .02
Second Quarter 2002                                  .05               .01
Third Quarter 2002                                   .05               .01
Fourth Quarter (5/31/02)                             .14               .06

FISCAL 2003
-----------
First Quarter 2003                                   .09               .018
Second Quarter 2003                                  .033              .014
Third Quarter 2003                                   .014              .004
Fourth Quarter (5/31/03)                             .008              .002


         To date, AQCI has not declared or paid dividends on its common stock.

         As of May 31st, 2003, there were approximately 361shareholders of record (that are not in street name) of AQCI's Common Stock.

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

         At various times during the fiscal year ended May 31st, 2002, the Company issued an aggregate of 6,058,640 shares of restricted stock at a price ranging from $0.0134 to $0.028 per share for conversion of debentures (price reflected market price) for a total value of $60,000.

         At various times during the fiscal year ended May 31st, 2002, the Company issued an aggregate of 2,234,760 shares of restricted stock at a price ranging from $0.005 to $0.0246 per share in lieu of cash payment of interest on convertible debentures (price reflected market price) for a total value of $40,695.

         At various times during the fiscal year ended May 31st, 2002, the Company issued an aggregate of 7,180,000 shares of restricted stock at a price ranging from $0.012 to $0.078 per share for services rendered (price reflected market price) for a total value of $331,500.

         During the quarter ended August 31st, 2002, the Company issued an aggregate of 900,000 shares of restricted stock at $0.029 per share for director fees (price reflected market price) for a total value of $26,100.

         At various times during the fiscal year ended May 31st, 2003, the Company issued an aggregate of 3,868,880 shares of restricted stock to various investors at $0.05 per share for cash pursuant to various subscription agreements for a total value of $42,500.

         At various times during the fiscal year ended May 31st, 2003, the Company issued an aggregate of 4,189,412 shares of restricted stock at a price ranging from $0.0091 to $0.01 per share for conversion of debentures (price reflected market price) for a total value of $40,000.

         At various times during the fiscal year ended May 31st, 2003, the Company issued an aggregate of 16,010,100 shares of restricted stock at a price ranging from $0.027 to $0.04 per share for services rendered (price reflected market price) for a total value of $482,679.

         During the fiscal year ended May 31st, 2003, the Company's former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $144,804.

         During the fiscal year ended May 31st, 2003, Sheridan Westgarde, the Company's current CEO surrendered 1,000,000 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $46,360.

         During the fiscal year ended May 31st, 2003, William Stephaniuk surrendered 791,209 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $31,648.


CONVERTIBLE NOTES ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

         On December 4th, 2001 Aquatic issued two convertible debentures of $100,000 in cash each for an aggregate of $200,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

WARRANTS AND OPTIONS ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

         On December 4th, 2001, Aquatic issued common stock purchase warrants for the right to purchase 100,000 shares of Common Stock of AQCI at $.35 per share and expire December 6th, 2003. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

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

                  2. In addition, the Company will seek to acquire the Tiger*Lynk(TM) large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors ( - Oil & Gas - Harbor & Waterway Remediation - Military - Mining & Construction )

          Aquatic's long-term objectives are as follows:

                  1. Seek out and develop new oil and gas property assets combined with balanced investment in oil and gas property development drilling and exploitation of proven reserves.

                  2. With successful acquisition of the Tiger*Lynk(TM) large scale manipulators, the Company will pursue its continued development by either maintaining the Company as a wholly owned subsidiary, developing the market and sales of the technology or, pursuing a possible spin-off of the subsidiary with the Company holding a significant ownership of the new entity.

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

         By selling the equipment located in Brazil the Company currently does not own any significant equipment. The Company's work force has been eliminated with the exception of one full-time consultant.

                              RESULTS OF OPERATIONS

YEAR ENDED MAY 31ST, 2003 COMPARED TO YEAR ENDED MAY 31ST, 2002

         The Company earned revenue of $nil for the year ended May 31st, 2003, compared with $32,904 for fiscal 2002 for a decrease of $32,904. The decrease in sales is attributable to shut down of the Brazil operations in the fiscal year 2003.

         Cost of sales for the year ended May 31st, 2003 was $nil compared to $142,401 for the year ended May 31st, 2002, for a decrease of $142,401. The decrease in cost of sales is a result of the shut down of the Brazil operations.

         Operating costs and expenses for the year ended May 31st, 2003, were $1,333,314 and $1,273,399 for the year ended May 31st, 2002 for an increase of $59,915. The increase was mainly due to an increase of $112,951 in accounting & legal expenses and an increase of $100,718 in investor relations expenses.

         The Company incurred a loss in fiscal 2003 of $1,247,850 compared with a loss of $1,394,508 in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities in fiscal 2003 amounted to $23,037 compared to $320,577 in fiscal 2002 for a decreased use of cash of $297,540. The use of cash is mainly attributable to the Company ceasing operations in Brazil as well as an overall reduction in general and administrative expenses.


         Financing activities generated net cash of $86,500 in fiscal 2003 compared with $269,790 in fiscal 2002. The cash from financing activities for fiscal year 2003 was generated from notes due to affiliate entity of $44,000 plus the sale of common stock for $42,500.

         At May 31st, 2003 the Company had cash of $13,204 and prepaid expenses of $290 for total current assets of $13,494. There was no inventory in fiscal year 2003 and 2002 as a result of the shut down of the Brazil operations.

ITEM 7.  FINANCIAL STATEMENTS

         Please refer to pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

1. A Form 8-K was filed on February 28th, 2002, reporting a change in accounting firms.

KPMG LLP was previously the independent auditors for Aquatic Cellulose International Corporation (the "Registrant"). On February 28th, 2002, the Registrant terminated KPMG for financial reasons and engaged Merdinger, Fruchter, Rosen & Corso, P.C., to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31st, 2002. The decision to change was based on financial considerations and was approved by the audit committee and the full Board of Directors of the Registrant.

         The audit reports of KPMG LLP on the financial statements of Aquatic Cellulose International Corporation as of and for the fiscal years ended May 31st, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

         KPMG LLP's report on the consolidated financial statements of Aquatic Cellulose International Corporation for the years ended May 31st, 2001 and 2000, contained a separate paragraph stating "As discussed in note 1(a) to the consolidated financial statements, the Company has a working capital deficiency of $467,287 as at May 31, 2001 and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During the Registrant's fiscal years ended May 31st, 1997 through May 31st, 2001, and the subsequent interim period ending February 28, 2001, there were no disagreements between the Registrant and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to their satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the matter in their report. The Company has requested KPMG LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated March 26th, 2002, is filed as Exhibit 16 to this Form 8-K.

         There were no other "reportable events" as that term is described in
Item 304(a)(1)(v) of Regulation S-K occurring within the Registrant's two most recent fiscal years and the subsequent interim period ending February 28, 2002.

         During the Registrant's two most recent fiscal years ended May 31st, 2001 and the subsequent interim period through February 28th, 2002, the Registrant did not consult with Merdinger, Fruchter, Rosen & Corso, P.C. regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulations S-K.

2. A Form 8-K was filed on January 10th, 2003, reporting a change in accounting firms.

         On December 18th, 2002 Merdinger, Fruchter , Rosen and Company, P.C. (the "Former Accountants") informed Aquatic Cellulose International Corporation (the "Company") they have decided to cease auditing publicly traded companies and have resigned as the Company's principal accountants.

         The 'Former Accountants' reports on the financial statements for the fiscal years ended May 31st, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         The Company's Board of Directors has approved the resignation of the Former Accountants.

         During the last two fiscal years preceding the Former Accountants' resignation, and for the interim period from June 1st, 2002 through January 8th, 2003, there were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         During the last two fiscal years preceding the Former Accountants' resignation, and for the interim period from June 1st, 2002 through January 8th, 2003, there were no "reportable events" as defined by Regulation S-K, Item 304(a)(1)(v)(A) through (D).

         On January 8th, 2003, the Company engaged Stonefield Josephson, Inc., (the "New Accountants") as our principal accountants to audit our financial statements. The engagement of the new Accountants was approved by the Company's Board of Directors.

         A letter from the Former Accountants addressed to the Securities and Exchange Commission stating the Former Accountants agree with the statements made by the Company in this report has been filed as an exhibit to this report.

3. A Form 8-K was filed on February 23rd, 2004, reporting a change in accounting firms.

         Stonefield Josephson, Inc. (the "Former Accountants") was previously the independent auditors for Aquatic Cellulose International Corporation ("AQCI"). On or about May 30th, 2003, Aquatic Cellulose International Corporation and Stonefield Josephson, Inc., mutually parted ways. AQCI officially engaged Wong Johnson & Associates on February 16, 2004, to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31st, 2002 and May 31st, 2003. The decision to change was based on financial considerations and was approved by the audit committee. There were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with the AQCI's reports.

         AQCI's Board of Directors has approved the change in Certifying Accountants from the Former Accountants to Wong Johnson & Associates.

         The Former Accountants' performed interim reviews of the Form 10QSB's and did not participate in auditing AQCI's financial statements for any fiscal year and therefore could not extend an opinion of any nature on AQCI. During the most recent two years ended May 31st, 2003 and 2002 and until the engagement of Wong Johnson & Associates, the Registrant has not consulted with Wong Johnson & Associates regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that Wong Johnson & Associates concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as the term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

         Fiscal year 2002 was originally audited by Merdinger, Fruchter, Rosen and Company, P.C. who decided to cease auditing publicly traded companies and informed ACQI of their decision on December 18th, 2002 (see Form 8-K filed January 10th, 2003). Fiscal year 2001 was audited by KPMG LLP. AQCI's decision to change auditors at this time was based on financial considerations (see Form 8-K filed March 27th, 2002. As reported in the referenced Form 8-K's filed, there were no disagreements with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         As a result of Merdinger, Fruchter, Rosen and Company, P.C. decision to cease auditing publicly traded companies, Wong Johnson & Associates will be auditing fiscal year 2002 again and an amended Form 10KSB will be filed shortly. Subsequently the Form 10KSB for fiscal year 2003 and all interim reports will be filed.

         A letter from the Former Accountants addressed to the Securities and Exchange Commission stating the Former Accountants agree with the statements made by the Company in this report has been filed as an exhibit to this report.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS


-------------------------------- ------------------ ---------------------------
NAME                             AGE                POSITION
-------------------------------- ------------------ ---------------------------

Sheridan B. Westgarde             35                Director & President
-------------------------------- ------------------ ---------------------------
Gary J. Ackles   * 1              48                Director & President
-------------------------------- ------------------ ---------------------------
Shane Kerpan     *1               32                Secretary & Treasurer
-------------------------------- ------------------ ---------------------------
Claus Wagner-Bartak *2            64                Director
-------------------------------- ------------------ ---------------------------

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

BIOGRAPHIES OF OUR EXECUTIVE OFFICERS AND DIRECTORS

         Sheridan B. Westgarde: Mr. Westgarde was appointed to the Board of directors March 27th 2003. As a C.A.S. Tech. graduate of UCC British Columbia and a recognized specialist in the robotics and automation industry, Mr. Westgarde has been extensively involved in the design and development of the Tiger*Lynk(TM) manipulator technology. In addition, Mr. Westgarde has valuable knowledge and experience in the Oil and Gas industry, providing his technical expertise in down-hole tool management and implementation. Mr. Westgarde does not sit on the Board of any other public company. Mr. Westgarde dedicates approximately 90% of his time to Aquatic.

         Gary J. Ackles: Mr. Ackles was appointed to the Board of Directors on July 1st, 1997, to fill a vacancy. Mr. Ackles was President and founder of Aquatic Cellulose Ltd., and creator of the Aquatic Timber Harvester System. Mr. Ackles has over 25 years experience in industries that manufacture and sell equipment, with extensive international and domestic experience. Mr. Ackles is recognized as a creator of aquatic technologies, and has been involved with numerous equipment based industries including oil and mineral exploration, heavy construction, and aquatic environmental management. Mr. Ackles has introduced and sold equipment in Canada, USA, Middle East, Africa, and South America. Mr. Ackles resigned as Director, President and CEO on March 26th, 2003.

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

         Claus Wagner-Bartak: Dr. Claus Wagner-Bartak was appointed to the Board of Directors in July, 1997, to fill a vacancy. Dr. Wagner-Bartak was the founder of Spar-Aerospace, the corporation contracted to develop and build the robotic arm that is presently used on the NASA Space Shuttle, that arm being named the "Canada-arm". Mr Bartak resigned as the Director on February 24th, 2004.


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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended May 31st, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31st, 2003 to the Company's Chief Executive Officer, Secretary and Director during such period.

                                                     EXECUTIVE COMPENSATION


                                                                              Long Term Compensation
Payouts                             Annual Compensation                               Awards
---------               ----------------------------------------  -------------------------------------------------------
(a)                      (b)       (c)         (d)      (e)        (f)             (g)          (h)             (i)

Name                                                    Other (1)                  Securities                   All
and                                                     Annual      Restricted     Underlying                   Other
Principal                                               Compen-     Stock          Options/      LTIP           Compen-
Position                 Year       Salary     Bonus    sation ($)  Award($)       Sar (#)       Payouts($)     sation($)
--------                 ----       ------     -----    ----------  --------       -------       ----------     ---------

Sheridan B.              2003         15K                                                  0
Westgarde                2002          N/A                                                 0
President/CEO            2001          N/A                                                 0

Gary Ackles              2003         100K                                                 0
President/CEO            2002         107K                                                 0
*1                       2001          84K                                         1,202,500

Shane Kerpan             2003           0                                                  0
Secretary *1             2002           0                                                  0
                         2001           0                                            117,500

Claus                    2003           0                                                  0
Wagner-Bartak            2002           0                                                  0
Director *2              2001           0                                            105,250

*1  Resigned in 2003
*2  Resigned in 2004

Chief Executive Officer Compensation:

         Mr. Westgarde has an annual consulting agreement commencing March 27th, 2003, providing for an annual compensation of $90,000. In addition, the Board of Directors has committed to make Mr. Westgarde a significant shareholder in the Company with a share position of 5% of the authorized share volume of the Company issued over the course of three years. To the date of this filing these shares have not been issued.

         Former Director and President Gary J. Ackles had a three-year employment agreement that commenced November 1, 2000 and provided for an annual salary of $107,134, plus certain benefits. The agreement called for a minimum increase in salary of 10% per annum, as well as a severance package that was exercised upon his resignation.

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


              Name and Address                 Shares Owned Beneficially(1)         Percent of Class
              ----------------                 ----------------------------        -----------------
              Sheridan B. Westgarde                                    0                       0%
              2504 27th Avenue
              Vernon, BC  V1T 1T1

              Gary J. Ackles                                   3,500,000                     3.5%
              3498 Salmon River Bench Rd
              Vernon, B.C. V1T 8Z7

              Claus Wagner-Bartak                                      0                       0%
              4092 Lee Highway
              Arlington, VA 22207

              Shane Kerpan                                       300,000                     0.3%
              816 George Ann Street
              Kamloops, B.C. V2C 1L5

              Officer/Director as a Group                      3,800,000                     3.8%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         On February 22, 2000, the Board of Directors authorized and granted the issuance of stock options to certain officers and directors of our Company. The options were vested immediately and will be exercisable in whole or in part for five years from the date of issue. The exercise price was pegged at market price on the date the options were granted. The options granted on February 22, 2000 (at $0.52 per share) are as follows: 1) 1,202,500 shares of common stock to Gary Ackles, 2) 105,250 shares of common stock to Shane Kerpan, and 3) 117,500 shares of common stock to Claus Wagner-Bartak. Based on the resignation of these officers and directors these options have been canceled. To the date of this filing these options have not been exercised.

         In January 2002, Aquatic issued 7,245,000 shares of restricted stock at $.014 per share to Gary Ackles as per his employment agreement, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a "transaction not involving a public offering."

         The Company has a service agreement with Kathy Ackles, wife of the president, for bookkeeping and administrative services for $36,000 per annum. (See SUBSEQUENT EVENT (AFTER MAY 31, 2003)

         The Company has an employment agreement with Gary Ackles, the Company's former president, providing for an annual salary of $107,134 and severance benefits. As of March 26th 2003 Mr. Ackles resigned from the Company and exercised his severance package.

         As of March 27th, 2003, the Company has a consulting agreement with Sheridan B. Westgarde the Company's Director and President/CEO, providing for an annual compensation of $90,000.

         As of April 1st, 2003, the Company has a short-term consulting agreement with former president Gary J. Ackles to act in an advisory capacity to the Company during the transition to the new management. This agreement provide for an annual compensation of $60,000.

         The Company had a license agreement with the Company's former President for the use of his Patented Robotic Technology. On May 31st 2003 all manufacturing and licensing agreements with Gary J. Ackles, owner of the ATH robotic technology were cancelled.

         The Company borrowed $44,000 from Legacy Systems Corporation, owned by Gary Ackles. The security for the loan was the ATH-120 mechanical assembly constructed and stored at Beaver Manufacturing in Kamloops British Columbia.

         During October 2002, the Company entered into an agreement with Gary Ackles to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurci reservoir. Under the terms of the agreement, the Company received proceeds of $70,000 resulting in a pre-tax gain of approximately $65,700. The proceeds were used to reduce the unpaid license fees owed to Mr. Ackles.

ITEM 13. EXHIBITS, LIST AND REPORTS IN FORM 8-K

(A) EXHIBITS

Exhibit
Number          Description
------          -----------

3.1    Articles of Incorporation of the Company filed February 28th, 1997. (1)
3.2    Certificate Amending Articles of Incorporation filed November 19th,
       1997.  (1)
3.3    Bylaws of the Company.  (1)
4.1    Form of Common Stock Certificate.  (2)
4.2    Form of Warrant Agreement with Form of Warrant Election to Purchase.(2)
6.1    Lease for the Premises dated November 1st, 1996.  (1)
10.1   Form of Secured Convertible Debenture Purchase Agreement.  (2)
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

----------

(1) Previously filed with the Commission on August 16th, 1999 as part of Aquatic Cellulose International Corp.'s Registration Statement (File N0.000-27063) on Form 10SB12G and incorporated by reference herein.

(2) Previously filed with the Commission on August 21st, 2000 as part of Aquatic Cellulose International Corp.'s Registration (File NO:
         333-44184) on Form SB-2 filed on August 21st, 2000 and incorporated by reference herein.

(B)      REPORTS ON FORM 8-K:

1. Form 8-K dated February 28th, 2002 reported that on February 28th, 2002 AQCI terminated KPMG LLP for financial reasons and engaged Merdinger, Fruchter, Rosen & Corso, P.C., to serve as the Company's independent public.

2. Form 8-K dated January 10th, 2003 reported that on December 18th, 2002 Merdinger, Fruchter, Rosen and Company, P.C. informed Aquatic Cellulose International Corporation they have decided to cease auditing publicly traded companies and have resigned as the Company's principal accountants. On January 8th, 2003, AQCI engaged Stonefield Josephson, Inc., as our principal accountants to audit our financial statements. Stonefield Josephson, Inc.'s accountants' performed interim reviews of the Form 10QSB's and did not participate in auditing AQCI's financial statements for any fiscal year.

3. Form 8-K dated March 31st, 2003 reported Gary Ackles has resigned as Chairman of Board of Directors and CEO of Aquatic Celluose International Corporation effective March 26th, 2003 to dedicate his time to his technology and corporate development for personal reasons.

         4. Form 8-K dated February 23rd, 2004 reported that on or about May 30th, 2003, Aquatic Cellulose International Corporation and Stonefield Josephson, Inc., mutually parted ways. AQCI officially engaged Wong Johnson & Associates, A Professional Corporation, on February 16th, 2004, to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31st, 2002 and May 31st, 2003. The decision to change was based on financial considerations and was approved by the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) AUDIT FEES & AUDIT-RELATED FEES

During fiscal year 2001, the Company's principal accountant billed $49,919 in fees that were directly associated with the preparation of annual audit reports, quarterly reports, review and preparation regarding Form SB-2 filing and review and research & advise on accounting and reporting matters.

During fiscal year 2002, the Company's principal accountant billed $39,322 in fees that were directly associated with the preparation of annual audit reports, quarterly reports, review and preparation regarding SEC comment letters pertaining to a Form SB-2 filing and review and discussion regarding 8K and newly appointed auditors.

During fiscal year 2003, the Company's principal accountant billed $36,825 in fees that were directly associated with the preparation of annual audit reports and quarterly reports.

2) TAX FEES

During fiscal year 2001, the Company's principal accountant billed $5,938 in fees that were directly associated with the preparation of tax filings.

During fiscal year 2002, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2003, there were no fees billed associated with the preparation of tax filings.

3) ALL OTHER FEES

During fiscal year 2001, the Company's principal accountant billed $8,560 in fees that were directly related to preparation of application for financing from Canadian International Development Agency.

During fiscal year 2002, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2003, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

Due to the fact that Sheridan B. Westgarde is the Company's only active Officer and Director the Company does not have an audit committee at this time.

PERCENTAGE OF HOURS EXPENDED

The amount of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50%.

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

                                          Date:  March 4, 2004




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SHERIDAN WESTGARDE    Director, Chief Executive Officer,     March 4, 2004
    -----------------
    Sheridan Westgarde    President and Chief Accounting Officer

                      Consolidated Financial Statements of

                                AQUATIC CELLULOSE
                               INTERNATIONAL CORP.

                              May 31, 2003 and 2002


                                                                            PAGE

                      INDEX TO AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report                                                              F-2

Consolidated Balance Sheet as of May 31, 2003 and 2002                                    F-3

Consolidated Statement of Operations for the years
     ended May 31, 2003 and 2002                                                          F-4

Consolidated Statement of Comprehensive Loss for the years ended                          F-5
     May 31, 2003 and 2002

Consolidated Statement of Stockholders' (Deficiency) Equity
      for the years ended May 31, 2003 and 2002                                           F-6

Consolidated Statement of Cash Flows for the years ended May 31, 2003 and 2002            F-8

Notes to Consolidated Financial Statements                                                F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Aquatic Cellulose International Corp.
Vernon, British Columbia, Canada

We have audited the accompanying balance sheet of Aquatic Cellulose International Corporation as of May 31, 2003 and 2002, and the related statements of operations, of comprehensive loss, of stockholders' deficiency and of cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aquatic Cellulose International Corporation, as of May 31, 2003 and 2002, and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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


  /s/ Wong Johnson & Associates

WONG JOHNSON & ASSOCIATES
A Professional Corporation
Temecula, California
March 1, 2004


                                                                       AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                                                  Consolidated Balance Sheet
============================================================================================================

MAY 31,                                                                         2003                2002
------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash                                                                      $  13,204           $  10,838
    Prepaid expenses and other current assets                                       290              16,774
    Deferred financing costs, net of accumulated
     amortization of $154,600 and $135,411                                                           19,189
------------------------------------------------------------------------------------------------------------
      Total current assets                                                       13,494              46,801

Property and equipment, less accumulated
     depreciation of $10,787 and $12,481                                          2,566               8,004
Advance on equipment purchase                                                   100,000             225,000
------------------------------------------------------------------------------------------------------------
    Total Assets                                                             $  116,060          $  279,805
============================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                         $  190,490          $  129,237
    Accrued liabilities                                                         202,454             101,761
    Amounts due to related parties                                              639,397             113,383
    Convertible debentures                                                      763,507             745,182
------------------------------------------------------------------------------------------------------------
      Total current liabilities                                               1,795,848           1,089,563
------------------------------------------------------------------------------------------------------------
Long Term Liabilities
------------------------------------------------------------------------------------------------------------

      Total Liabilities                                                       1,795,848           1,089,563

Stockholders' Deficit
    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding at May 31, 2003 and 2002, respectively                   -                   -
    Common stock, $0.001 par value, 100,000,000
        shares authorized, 100,000,000 and 78,442,715 shares
       issued and outstanding at May 31, 2003 and 2002,
       respectively                                                             100,000              78,442
    Advance on deposit of equipment                                            (125,000)
    Additional paid in capital                                                5,484,691           4,942,332
    Accumulated deficit                                                      (7,155,171)         (5,907,321)
    Foreign currency translation adjustment                                      15,692              76,789
-----------------------------------------------------------------------------------------------------------

      Total stockholders' deficit                                            (1,679,788)           (809,758)
------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                  $  116,060          $  279,805
============================================================================================================

                                                                                      See Accompanying Notes.


                                                  AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                   Consolidated Statement of Operations
========================================================================================

                                                                 PERIOD FROM
                                                     JUNE 1, 2002         JUNE 1, 2001
                                                          TO                    TO
                                                     MAY 31, 2003         MAY 31, 2002
----------------------------------------------------------------------------------------

Sales                                                                    $     32,904

Cost of sales                                                                 142,401
--------------------------------------------------------------------------------------

Gross profit (loss)                                        --                 (109,497)
--------------------------------------------------------------------------------------

Operating expenses
      Selling, general and administrative             1,184,582                899,584
      Financing fees                                    147,569                371,462
      Depreciation                                        1,163                  2,353
--------------------------------------------------------------------------------------
           Total operating expenses                   1,333,314              1,273,399
--------------------------------------------------------------------------------------

Loss from operations                                 (1,333,314)            (1,382,896)
--------------------------------------------------------------------------------------

Other income (expense)
      Gain on disposal of equipment                      65,725
      Foreign currency translation                       19,739                (11,612)
--------------------------------------------------------------------------------------
Total other income (expense)                             85,464                (11,612)
--------------------------------------------------------------------------------------


Net loss                                           $ (1,247,850)          $ (1,394,508)
======================================================================================

Weighted Average Shares                              95,758,155             60,854,801
                                                   ===================================

Loss Per Common Share                              $      (0.01)          $      (0.02)
                                                   ===================================

                                                               See Accompanying Notes.

                                                          AQUATIC CELLULOSE INTERNATIONAL

                                             Consolidated Statement of Comprehensive Loss
-----------------------------------------------------------------------------------------

                                                                       Period from
                                                           June 1, 2002      June 1, 2001
                                                                To                 To
                                                           May 31, 2003      May 31, 2002
------------------------------------------------------------------------------------------

Net loss                                                  $  (1,247,850)     $ (1,394,508)

Foreign exchange translation adjustment                         (61,097)           41,733
------------------------------------------------------------------------------------------

Comprehensive loss                                        $  (1,308,947)       (1,352,775
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


                                                                                                   AQUATIC CELLULOSE INTERNATIONAL

                                                                                  Consolidated Statements of Stockholders' Deficit
-----------------------------------------------------------------------------------------------------------------------------------



                                                                         Paid      Advance   Foreign                      Total
                                                Common       Common       In         on      Currency     Accumulated  Stockholders'
                                                Shares       Stock      Capital    Deposit  Translation     Deficit       Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2001                        47,019,315     47,019    4,073,808              35,056     (4,512,813)      (356,930)

Issued for promotional services to                                                                                                --
     Company's president                        7,245,000      7,245       65,205                                            72,450
Issued upon conversion of debentures            6,058,640      6,058       53,942                                            60,000
Issued in lieu of cash payment of interest
     on convertible debentures payable          2,234,760      2,235       38,460                                            40,695
Issued upon exercise of options                 4,405,000      4,405       45,595                                            50,000
Issued for cash                                 1,500,000      1,500       73,500                                            75,000
Issued for services                             7,180,000      7,180      324,320                                           331,500
Issued for financing fees                         300,000        300        4,600                                             4,900
Value of warrants issued                                                   55,000                                            55,000
Beneficial conversion feature of
     convertible debenture payable                                         85,402                                            85,402
Issued as deposit on equipment                  2,500,000      2,500      122,500                                           125,000
Foreign currency translation adjustment                                                          41,733                      41,733
Net loss                                                                                                   (1,394,508)   (1,394,508)
                                               -------------------------------------------------------------------------------------
Balance at May 31, 2002                        78,442,715  $  78,442  $ 4,942,332           $    76,789   $(5,907,321) $   (809,758)
                                               =====================================================================================

                                                                                                             See accompanying notes.

                                                                                               AQUATIC CELLULOSE INTERNATIONAL

                                                                               Consolidated Statements of Stockholders' Deficit
CONTINUED
----------------------------------------------------------------------------------------------------------------------------------

                                                                      Paid                   Foreign                      Total
                                               Common      Common      In       Advance on   Currency     Accumulated  Stockholders'
                                               Shares      Stock     Capital     Deposits   Translation     Deficit       Deficit
---------------------------------------------------------------------------------------------------------------------------------
Issued upon conversion of debentures          4,189,412     4,190     35,810                                                40,000
Issued for cash                               3,868,880     3,869     38,631                                                42,500
Issued for services                          16,010,100    16,010    466,669                                               482,679
Issued for repayment of loan                  2,000,000     2,000     88,000                                                90,000
Issued to board members for service             900,000       900     25,200                                                26,100
Notes receivable                                                     105,450                                               105,450
Shares cancelled                             (5,411,107)   (5,411)  (217,401)                                             (222,812)
Issued as deposit on equipment                                                   $ (125,000)                              (125,000)
Foreign currency translation adjustment                                                        (61,097)                    (61,097)
Net loss                                                                                                  (1,247,850)   (1,247,850)
                                            --------------------------------------------------------------------------------
Balance at May 31, 2003                     100,000,000 $ 100,000  $ 5,484,691   $ (125,000)  $ 15,692   $(7,155,171)  $(1,679,788)

                                            =================================================================================

                                                                                                          See accompanying notes.

                                                                       AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                                        Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------

                                                                                   PERIOD FROM
                                                                           JUNE 1, 2002         JUNE 1, 2001
                                                                                TO                    TO
                                                                           MAY 31, 2003         MAY 31, 2002
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $ (1,247,850)         $ (1,394,508)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation                                                                 1,163                 2,353
     Amortization of deferred financing costs                                    19,189                32,275
     Amortization of beneficial conversion feature                               58,325               105,983
     Unpaid fees and expenses due to stockholders                               742,114               113,383
     Value of shares cancelled                                                 (222,812)
     Gain on sale of equipment                                                  (65,725)
     Write off loan from directors                                                5,450
     Bad debt expense                                                                                   6,734
     Inventory valuation write down                                                                    60,141
     Interest paid by issuance of common stock                                                         40,695
     Services paid by issuance of common stock                                  482,679               331,500
     Inventory barted for services                                                                    224,725
     Promotional services paid by common stock                                                         72,450
     Options granted for services                                                                     105,000
Increase (decrease) in liabilities
     Accounts receivable                                                                               48,229
     Inventory                                                                                        (84,974)
     Prepaid expenses                                                            16,484               (16,774)
     Accounts payable and accrued liabilities                                   187,946                32,211
--------------------------------------------------------------------------------------------------------------
     Net cash used by operating activities                                      (23,037)             (320,577)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment
   Advance on equipment purchase
--------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                            -                     -
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                                          42,500                75,000
   Share issue cost                                                                                   (28,210)
   Issuance of convertible debenture payable                                                          200,000
   Exercise of options                                                                                 50,000
   Proceeds from loan from affiliated entity                                     44,000
   Deferred financing costs                                                                           (27,000)
--------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                   86,500               269,790
--------------------------------------------------------------------------------------------------------------

   Effect of exchange rate on cash balance                                      (61,097)               41,733
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                   2,366                (9,054)

Cash at beginning of period                                                      10,838                19,892
--------------------------------------------------------------------------------------------------------------
Cash at end of period                                                          $ 13,204              $ 10,838
--------------------------------------------------------------------------------------------------------------
                                                                                       See accompanying notes.

SUPPLEMENTAL INFORMATION:

     Interest paid                                                             $  --                 $  --
     Taxes paid                                                                $  --                 $  --



SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

     During the year ended May 31, 2002, the Company issued common stock:
     7,245,000 shares, valued at $101,430 for promotional services
     6,058,640 shares, valued at $60,000, for conversion of convertible debentures
     2,234,760 shares, valued at $40,695, for payment of interest on convertible debentures
     Granted options to non-employees, valued at $151,964
     7,180,000 shares, valued at $331,500, for services
     2,500,000 shares, valued at $125,000, as a deposit on equipment purchased Bartered inventory, valued at $224,725, in return for services, valued at
        $224,725
     300,000 shares, valued at $6,000, for financing fees

     During the year ended May 31, 2003, the Company issued common stock:
     16,010,100 shares, valued at $482,679, for services
     900,000 shares, valued at $26,100, for directors fees
     4,189,412 shares, valued at $40,000, for conversion of convertible debentures
     2,000,000 shares, valued at $90,000, for repayment of loan


                                                        See accompanying notes.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

Aquatic Cellulose International Corp. (the "Company" or "ACIC") was incorporated under the laws of the State of Nevada in 1996. As of May 31, 2002, the Company's principal activity was the underwater harvesting and/or salvaging of submerged timber, and the sale of lumber produced from such timber. During the fiscal year ended May 31, 2003, the Company ceased its underwater operations and decided to focus on a new business direction in the oil and gas industry.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

BUSINESS  OPERATIONS

As of May 31, 2002, the Company operated primarily in the United States, Canada, and Brazil. The primary business segments and a description of the business operations of each company are as follows:

CORPORATE

ACIC provides management services to its wholly owned subsidiary, ACL and its operations in Brazil. ACIC has no direct domestic operating assets or business activities.

ACL

ACL was focusing its energies and management team on not only the Brazil project but also other wood recovery opportunities around the world. ACL was also working closely with its manufacturer on the construction of the next generation ATH 120 robotic harvester.

BRAZIL

At this time Ecomab, a wholly owned subsidiary of ACIC, was refining the overall Tucurui operational plan, to be implemented once full production has commenced. Ecomab was also working other Hydro facilities to expand their operations into other areas of Brazil, and also increase utilization of wood byproducts.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Aquatic Cellulose International Corporation (the "Company") has experienced recurring losses, has a working capital deficiency of $1,782,354 and an accumulated deficit of $7,155,171 as of May 31, 2003 and at the end of fiscal year ended May 31, 2002 had reduced its underwater timber harvesting operations pending new financing and a lack of working capital. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash. As of May 31, 2003, the Company did not have any firm commitments to obtain adequate financing. There can be no assurance that management's plans will be successful.

Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount an classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

The Company recognizes sales when timber is shipped, and the title, risks and rewards of ownership have been transferred from the Company to the customer. As previously noted, the Company reduced timber harvesting operations during the fiscal year ended May 31, 2002 due to pending new financing and a lack of working capital.

PROPERTY AND EQUIPMENT

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

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



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

STOCK-BASED COMPENSATION

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

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



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

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. The weighted average number of common shares outstanding for computing Basic EPS was 95,758,155 and 60,854,801 for the fiscal years ended May 31, 2003 and 2002, respectively.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing Diluted EPS, including dilutive stock options and warrants, was 97,533,405 and 62,688,130 for the fiscal years ended May 31, 2003 and 2002, respectively. For the fiscal years ended May 31, 2003 and 2002, approximately 1,775,250 and 2,075,250 shares attributable to the exercise of outstanding options and warrants were excluded from the calculation of Diluted EPS because the effect was antidilutive. No adjustments were made to reported net income in the computation of EPS.

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

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



COMPREHENSIVE INCOME

During June 1999, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; change in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company's net income and foreign currency translation adjustments were the only components of its comprehensive income as of May 31, 2003 and 2002, respectively.

 SEGMENT AND GEOGRAPHIC INFORMATION

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS No. 131 requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in multiple segments (Note 16).

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

TRANSLATION OF FOREIGN CURRENCY

The Company's functional currency is the United States dollar. The Company's subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency. However, its functional currency has been determined to be the United States dollar. The method of translation applied is as follows: i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transactions occurred. iii) Revenues and expenses are translated at the rate of exchange in effect at the transaction date. iv) The net adjustment arising from the translation is included in the consolidated statement of operations.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



MANAGEMENT ESTIMATES

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

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



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

In July 2002, the Financial Accounting Standards Board issued SFAS, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Company management has determined that implementation of SFAS No. 146 will not have a material effect on the Company's results of operations or financial position.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. Management does not expect the adoption of SFAS No. 149 to have a material impact on our financial position, cash flows or results of operations.

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

                                           2003           2002

  Computer equipment                     $ 3,931          $ 3,931
  Furniture and equipment                  4,569           11,701
  Leasehold improvements                   4,853            4,853
                                         -------          -------

                                          13,353           20,485
 Less: accumulated depreciation           10,787           12,481
                                         -------          -------
                                         $ 2,566          $ 8,004
                                         =======          =======

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003


Depreciation expense was $1,163 and $2,353 for the fiscal years ended May 31, 2003 and 2002, respectively.

During October 2002, the Company entered into an agreement with Gary Ackles, former CEO, to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurci reservoir. Under the terms of the agreement, the Company received proceeds of $70,000 resulting in a pre-tax gain of approximately $65,700. The Company applied the value of the machine against the unpaid license fee owed to Mr. Ackles (Notes 8 & 15).

NOTE 5 - ADVANCE ON EQUIPMENT PURCHASES

Advance on equipment purchases consist of the following at May 31:

                                                          2003             2002
                                                        --------        --------
Deposit for construction and acquisition of an
     Aquatic Timber Harvesting Machine
     from  an Affiliated Company                        $100,000        $100,000
Deposit  for the purchase
     of a fleet of boats                                    --           125,000
                                                        --------        --------
                                                        $100,000        $225,000
                                                        ========        ========


Pursuant to a manufacturing agreement with a company that is controlled by the Company's former CEO and largest shareholder, the Company is committed to providing the financing for the construction and acquisition of an Aquatic Timber Harvesting Machine at a cost of $750,000. During the fiscal year ended May 31, 2001, the Company had advanced $100,000 towards the purchase of the machine and was exploring outside financing opportunities to finance the remaining commitment (Notes 12 & 15). As of May 2003, the manufacturing and license agreements were cancelled.

During the fiscal year ended May 31, 2003, the Company was advanced approximately $44,000 from the Affiliated Company collateralized by the aquatic timber harvesting equipment (Notes 8 & 15).

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



During the fiscal year ended May 31, 2002, the Company made a deposit by issuing
2.5 million shares of common stock related to purchasing a fleet of boats. The market value of the shares on the date of issuance totaled $125,000, which was capitalized as Advances on Equipment. As of May 31, 2003, the Company was in negotiations with the seller to reverse the transaction and believes that it is probable the cancellation will occur. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". As of the date of this report, the Company has not finalized the negotiations, as the Company has not yet received back from the seller the original stock certificates that were issued.

NOTE 6- DEFERRED FINANCING COSTS

In connection with the sale of $200,000 convertible debentures on December 4, 2001, the Company incurred financing fees in the amount of $33,000. These fees are amortized over the 12-month life of debentures. The unamortized balance of these fees was $19,189 at May 31, 2002 and was fully amortized during the fiscal year ended May 31, 2003.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the flowing at May 31:

                                               2003              2002
                                             --------          --------

Accrued interest                             $158,151          $ 62,655
Amount due to consultant for common
   stock returned to Treasury                  31,648
Other accruals                                 12,645            39,106
                                             --------          --------
                                             $202,454          $101,761
                                             ========          ========

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003


NOTE 8 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at May 31:

                                                           2003           2002
                                                         --------       --------
Due to Gary Ackles for unpaid
   consulting fees; severance; and
   expenses paid on behalf of Company
   (Notes 12 & 15)                                       $298,233       $113,383
Due to Gary Ackles for shares returned
   to treasury (Note 13)                                  144,804
Unpaid license agreement between Gary
   Ackles and Company  (Notes 4, 12 & 15)                  80,000
Unpaid consulting fees due to  Sheridan Westgarde
    and Gary Ackles  (Notes 12 & 15)                       26,000
Due to Sheridan Westgarde for shares
   returned to treasury for professional
   services  (Note 13)                                     46,360
Funds borrowed from Legacy Systems
     (Notes 5 & 15)                                        44,000           --
                                                         --------       --------
                                                         $639,397       $113,383
                                                         --------       --------


All amounts due to related parties are non-interest bearing and are payable upon demand.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



In connection with the proposed merger of Legacy Systems and the acquisition of Century Resources Inc. all related party debt will be converted to common stock (Note 18).

NOTE 9 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures payable bear interest at 12%, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Debentures aggregating $480,800 at May 31, 2003, are convertible into the Company's common shares at the lesser of $0.60 per share or 70% of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $300,000 of the debentures at May 31, 2003 is convertible into common shares at the lesser of $0.083 per share or 67.67% of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, $480,800 of the debentures can automatically convert to common shares if certain conditions are met. The remaining $300,000 of the debentures do not automatically convert to common shares on their due dates. $780,800 of the total debentures was in default at May 31, 2003.

During December 2003, the Company entered into an amendment to the debentures outstanding as of May 31, 2003 and entered into another $100,000 convertible promissory note (Note 18).

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



The debentures are due as follows:

DUE DATE                                        MAY 31, 2002      ISSUED      CONVERTED        MAY 31, 2003
--------                                        ------------      ------      ---------        ------------
May 4, 2002                                     $   3,300         $    --      $ (3,300)        $     --
September 29, 2001                                500,000              --        (19,200)          480,800
January 25, 2002                                   17,500              --        (17,500)             --
March 14, 2002                                    100,000              --           --             100,000
December 4, 2002                                  200,000              --           --             200,000
                                                 --------         --------     ---------         ---------
                                                  820,800         $    --      $ (40,000)          780,800
                                                                  ========     =========
Unamortized discount related
      to warrants granted in conjunction
     with the issuance of the
     convertible debentures payable               (17,293)                                         (17,293)

Unamortized discount related to
     beneficial conversion option on the
     convertible debentures payable               (58,325)                                            --
                                                 --------                                         --------

                                                $ 745,182                                         $763,507
                                                =========                                         ========

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

                           Exercise
                           Price per     Outstanding                               Outstanding
Expiration Date              Share       May 31, 2002    Issued       Expired      May 31, 2003
---------------              -----       ------------    ------       -------      ------------

May 4, 2003               $    0.69        250,000           --       (250,000)            --
September 29, 2003             0.69        250,000           --           --            250,000
January 25, 2003               0.35         50,000           --        (50,000)            --
March 14, 2003                 0.35         50,000           --        (50,000)            --
December 4, 2003               0.35        100,000           --           --            100,000
                                           -------       -------       -------          -------

                                           700,000           --       (350,000)         350,000
                                           =======       =======       =======          =======


The convertible debentures all contain a beneficial conversion feature, as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $58,325 and $105,983 for beneficial conversion features in connection with the debentures and warrants have been charged to operations during the fiscal years ended May 31, 2003 and 2002, respectively.

In connection with these convertible debentures, the Company had $158,151 and $62,655 of accrued interest at May 31, 2003 and 2002, respectively.

All of the outstanding warrants as of May 31, 2003 subsequently expired unexercised.

NOTE 10 - NOTES RECEIVABLE

During the year ended May 31, 1999, the Company loaned $105,450 to three Directors for the exercise of Company stock options. These loans are unsecured, do not bear interest and are due on July 24, 2002. The notes receivable were recorded as a reduction of additional paid-in capital in fiscal 1999.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003

During the fiscal year ended May 31, 2003, approximately $100,000 of such loans was offset against unpaid consulting fees due to Gary Ackles, former Director, CEO and President (Note 8). The remaining loans were forgiven to the two other Directors during January 2003.

NOTE 11 - INCOME TAXES

The components of the provision for taxes based on income for the fiscal years ended May 31 are as follows:


                                        2003               2002
                                        ----               ----

          Current
            Federal                  $    --          $     --
            State                         --                --
                                     ---------        ---------
          Total Current                   --                --
                                     ---------        ---------
          Deferred
            Federal                       --                --
            State                         --                --
                                     ---------        ---------
          Total Deferred                  --                --
                                     ---------        ---------
          Total Tax Provision        $    --          $     --
                                     =========        =========

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the fiscal years ended May 31:

                                      2003            2002
                                     ------        ------

Federal Income Tax Rate               (34.0)%       (34.0)%
Effect of Valuation Allowance          34.0%         34.0%
                                     ------        ------
Effective Income Tax Rate               0.0%          0.0%
                                     ======        ======

At May 31, 2003, the Company had net carry-forward losses of approximately $3,208,408. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred Tax Assets
  Loss Carry-forwards               $ 1,090,859
  Less:  Valuation Allowance         (1,090,859)
                                    -----------
Net Deferred Tax Asset              $      --
                                    ===========

Net operating loss carry-forwards expire starting in 2012 through 2023. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 12 - COMMITMENTS AND CONTINGENCIES OPERATING LEASES

The Company leases certain office equipment for varying periods and expects that in the normal course of business, leases will be renewed or replaced by other leases.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003

The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2003:


2004                                        $6,024
2005                                         5,542
2006                                         3,433
                                             -----

                                           $14,999
                                           =======

The Company leases office space on a month-to-month basis for approximately $509 (CDN $798) per month. Rent expense under operating leases for the year ended May 31, 2002 was $12,370.

SERVICE AND CONSULTING AGREEMENTS

The Company has entered into various service and consulting agreements as follows:

- A three-year employment agreement with Gary Ackles, the Company's former President, CEO and a Director, commencing November 1, 2000, providing for an annual salary of $107,134, plus certain benefits. The agreement calls for a minimum increase in salary of 10% per annum. As of May 31, 2003, approximately $298,000 was owed to Mr. Ackles for unpaid consulting fees (Note 8). The agreement was terminated effective March 30, 2003.

- During March 2003, Gary Ackles resigned as Director, President and CEO of the Company and was succeeded by Sheridan B. Westgarde. Both Mr. Ackles and Mr. Westgarde entered into consulting agreements ranging from 18 to 36 months commencing April 1, 2003, providing for monthly consulting fees of $5,500 and $7,500, respectively (Note 8).

- A one-year agreement commencing January 1, 2002, and renewable annually, providing for an annual fee of $36,000. The agreement was terminated effective June 1, 2003.

- A five-year consulting agreement for investor relations commencing January 1, 2001, providing for annual fees of $36,400, plus 100,000 shares of the Company's common stock, and 2.5% commission on sales of the Company's common stock. The agreement was terminated during February 2003.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003

LICENSE AGREEMENT

During the year ended May 31, 2001, the Company advanced $100,000 to finance the commencement of the construction of the new aquatic timber harvester (Notes 5 &
15).

On September 28, 2001, the Company signed an exclusive license agreement with the Company's President for the use of his Patented Robotic Technology. The technology will remain exclusive to the Company as long as the Company purchases one robotic system per year. If such purchase does not occur, an exclusivity fee of 10% of the market value of one ATH 120 will be paid to the President. During the fiscal year ended May 31, 2003, the Company recorded an exclusivity fee liability of $150,000 as no purchase had been made.

During April 2003, the Company desisted from pursuing operations to recover underwater timber and to focus its efforts on 1) pursue the acquisition of a revenue generating company or assets in the oil and gas industry and 2) potential exploration of the ATH large scale underwater technology.

As of May 2003, the manufacturing and license agreements were canceled.

NOTE 13 - COMMON STOCK

COMMON STOCK
------------

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of May 31, 2003 and 2002, 100,000,000 and 78,442,715 were issued and outstanding, respectively. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash.

During June 2001,the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As previously noted in Note 5, the Company was in negotiations with the seller to reverse the transaction and believes that it is probable the cancellation will occur.

During January 2002, the Company issued 7,245,000 shares of restricted stock at $0.01 per share to Gary Ackles as per his employment agreement for a total value of $72,450.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



During April and May 2002, the Company issued 1,500,000 shares of restricted stock to various investors at $0.05 per share for cash of $75,000.

At various times during the fiscal year ended May 31, 2002, the Company issued an aggregate of 6,058,640 shares of restricted stock at a price ranging from $0.0134 to $0.028 per share for upon conversion of debentures (price reflected market price) for a total value of $60,000.

At various times during the fiscal year ended May 31, 2002, the Company issued an aggregate of 2,234,760 shares of restricted stock at a price ranging from $0.005 to $0.0246 per share in lieu of cash payment of interest on convertible debentures (price reflected market price) for a total value of $40,695.

At various times during the fiscal year ended May 31, 2002, the Company issued an aggregate of 7,180,000 shares of restricted stock at a price ranging from $0.012 to $0.078 per share for services rendered (price reflected market price) for a total value of $331,500.

During the quarter ended August 31, 2002, the Company issued an aggregate of 900,000 shares of restricted stock at $0.029 per share for director fees (price reflected market price) for a total value of $26,100.

At various times during the fiscal year ended May 31, 2003, the Company issued an aggregate of 3,868,880 shares of restricted stock to various investors at $0.05 per share for cash pursuant to various subscription agreements for a total value of $42,500. At various times during the fiscal year ended May 31, 2003, the Company issued an aggregate of 4,189,412 shares of restricted stock at a price ranging from $0.0091 to $0.01 per share for upon conversion of debentures (price reflected market price) for a total value of $40,000.

At various times during the fiscal year ended May 31, 2003, the Company issued an aggregate of 16,010,100 shares of restricted stock at a price ranging from $0.027 to $0.04 per share for services rendered (price reflected market price) for a total value of $482,679.

During the fiscal year ended May 31, 2003, the Company's former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $144,804. The Company also received 1,791,000 additional surrendered shares

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



from a stockholder and consultant for the purpose of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $78,008 (Notes 7 & 8).

PREFERRED STOCK

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of May 31, 2003 and 2002, no classes of preferred stock were authorized, issued or outstanding.

NOTE 14 - STOCK OPTIONS

As of July 31, 2000, there were a total of 1,425,250 options outstanding to purchase the Company's common stock at an exercise price of $0.52 per share, which was the market price of the options on the date of grant. The options expire on February 22, 2005. These options were outstanding as of May 31,2003 and 2002, respectively.

The following table summarizes the option activity for the fiscal year ended May 31, 2003:

                                                               Weighted-        Weighted-
                        Number of             Average          Average            Fair
                         Shares           Exercise Price    Exercise Price       Value
                         ------           --------------    --------------       -----

May 31, 2002           1,425,250          $         0.52       $    0.52           0.52
Granted
Exercised
Canceled
                      ----------          --------------       ---------          -----

May 31, 2003           1,425,250          $         0.52       $    0.52           0.52

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



NOTE 15 - RELATED PARTY TRANSACTIONS

The Company has a service agreement with Kathy Ackles, wife of the former President, for bookkeeping and administrative services for $36,000 per annum (see Note 12). This agreement was terminated effective June 1, 2003.

The Company has an employment agreement with Gary Ackles, the Company's former President, providing for an annual salary of $107,134 and certain benefits (see
Note 12). This agreement was terminated effective April 1, 2003.

The Company has a license agreement with the Company's former President for the use of his Patented Robotic Technology. The technology will remain exclusive to the Company as long as the Company purchases one robotic system per year (see
Note 12). The manufacturing and license agreements were cancelled as of May
2003.

The Company borrowed $44,000 from Legacy Systems Corporation, owned by Gary Ackles. The security for the loan was the ATH equipment (Note 5).

During October 2002, the Company entered into an agreement with Gary Ackles to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurci reservoir. Under the terms of the agreement, the Company received proceeds of $70,000 resulting in a pre-tax gain of approximately $65,700. The proceeds were used to reduce the unpaid license fees owed to Mr. Ackles (Note 4).

During the fiscal year ended May 31, 2003, approximately $100,000 of loans made to a Director for the exercise of Company stock options was offset against unpaid consulting fees due to Gary Ackles (Note 10). The remaining loans were forgiven to the two other Directors during January 2003.

NOTE 16 - SEGMENT INFORMATION

During the fiscal years ended May 31, 2003 and 2002, respectively, the Company had foreign operations in Canada and Brazil. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003


Revenues from external customers at May 31,:


                           2003              2002
                         --------           -------

United States            $   --            $   --
Canada                       --                --
Brazil                       --              32,904
                         --------           -------
                         $   --            $ 32,904
                         ========          ========
Segment assets:


                           2003              2002
                         --------           -------

United States            $   --            $   --
Canada                    116,060           274,733
Brazil                       --               5,072
                         --------           -------
                         $116,060          $279,805
                         ========          ========


NOTE 17 - LITIGATION

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.


NOTE 18 - SUBSEQUENT EVENTS

During June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the Tiger-Lynk robotic technology, also patented and owned by Mr. Ackles.

During September 2003, the Company signed a Memorandum of Understanding, followed in December 2003, by a Letter of Intent with Century Resources Inc. ("Century") of Houston, Texas, for the acquisition of Century by the Company. These two agreements with Century negate and preclude all other agreements between Legacy, Century and the Company and outline the intent to amalgamate Century and the TigerLynk technology with the Company.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2003



Century and the Company and outline the intent to amalgamate Century and the TigerLynk technology with the Company.

In September 2003 the Company signed an agreement with an investor to provide a cash loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote.

In November of 2003 the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of 60 months. The Company agreed to an additional incentive, to issue shares to the investor should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company.

During November 2003, the Company received notice that they were in default of certain debenture obligations.

During December 2003, the Company entered into an agreement whereby, the repayment of the outstanding debentures in default will be made by an Equity Line of Credit instrument negotiated between the convertible debenture holders and the Company. Based on this arrangement, the Company and the convertible debenture holders further agreed to an additional funding of $900,000. While these new funds are secured as a convertible debt, the repayment is managed through the Equity Line of Credit. The Company signed a $100,000 convertible promissory note as an advance on the $900,000 and paid $80,000 as a deposit to acquire Century.

In connection with the proposed merger of Legacy Systems Corp. and the acquisition of Century Resources Inc. all related party debt (Note 8) would be converted to common stock.