Form 10QSB
period 2003-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-03-12
CIK 1081242

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2003

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER 0-21384

                      AQUATIC CELLULOSE INTERNATIONAL CORP.

             (Exact name of registrant as specified in its charter)



          Nevada                                        82-0381904
          ------                                        ----------
(State or other jurisdiction                         (I.R.S. employer
incorporation or organization)                    identification number)

2504 43rd Street, Suite 5, Vernon, B.C.                  V1T 6L1
------------------------------------------               -------
(Address of principal executive offices)               (Zip Code)


       Registrant's Telephone number, including area code: (250) 558-4216

         (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes /  /   No   /x/

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                          Outstanding at
 Class of Common Stock                    August 31, 2003
------------------------               -------------------
   $.001 par value                        100,000,000


             TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES NO X

                                   FORM 10-QSB

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.

                                      Index

PART I - FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements

     Consolidated Balance Sheet at August 31, 2003 (unaudited) and
       May 31, 2003 (audited)                                                       2

     Consolidated Statement of Operations for the three months ended
       August 31, 2003 (unaudited) and 2002(unaudited)                              3

     Consolidated Statement of Comprehensive Loss for the three months ended
       August 31, 2003 (unaudited) and 2002(unaudited)                              4

     Consolidated Statement of Cash Flows for the three months ended August 31,
       2003 (unaudited) and 2002 (unaudited)                                        5

     Notes to Consolidated Financial Statements (unaudited)                         6

     Item 2. Management's Discussion and Analysis of Financial Condition
        and Plan of Operations.                                                    16

     Item 3. Control and Procedures                                                19

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings                                                     20

     Item 2. Changes in Securities and Use of Proceeds                             20

     Item 3. Defaults Upon Senior Securities                                       20

     Item 4. Submission of Matters of a Vote to Security Holders                   20

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K                                      21


SIGNATURES                                                                         22

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY

               Three month period ended August 31, 2003 and 2002
                                  (Unaudited)

                                                                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                                                Consolidated Balance Sheet
==========================================================================================================

AUGUST 31, AND MAY 31,                                                            2003                2003
----------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

    Cash                                                                   $     1,640         $    13,204
    Prepaid expenses and other current assets                                      610                 290
    Deferred financing costs, net of accumulated
     amortization of $154,600                                                     --                  --
----------------------------------------------------------------------------------------------------------
      Total current assets                                                       2,250              13,494

Property and equipment, less accumulated
     depreciation of $10,977 and $10,787                                         2,824               2,566
Advance on equipment purchase                                                  100,000             100,000
----------------------------------------------------------------------------------------------------------
    Total Assets                                                           $   105,074         $   116,060
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Accounts payable                                                       $   157,532         $   190,490
    Accrued liabilities                                                        336,618             202,454
    Amounts due to related parties                                             671,427             639,397
    Convertible debentures                                                     763,507             763,507
----------------------------------------------------------------------------------------------------------
      Total current liabilities                                              1,929,084           1,795,848
----------------------------------------------------------------------------------------------------------
Long Term Liabilities                                                             --
----------------------------------------------------------------------------------------------------------
      Total Liabilities                                                      1,929,084           1,795,848

Stockholders' Deficit

    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding at August 31, 2003 and May 31, 2003                  --                  --
    Common stock, $0.001 par value, 100,000,000
        shares authorized, 100,000,000 shares issued and
       outstanding at August 31, 2003 and May 31,2003, respectively            100,000             100,000
    Advance on deposit                                                        (125,000)           (125,000)
    Additional paid in capital                                               5,484,691           5,484,691
    Accumulated deficit                                                     (7,306,949)         (7,155,171)
    Foreign currency translation adjustment                                     23,248              15,692
----------------------------------------------------------------------------------------------------------

      Total stockholders' deficit                                           (1,824,010)         (1,679,788
----------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                $   105,074         $   116,060
===========================================================================================================

                                                          See accompanying notes

                                                      AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                      Consolidated Statement of Operations
===========================================================================================

                                                                  PERIOD FROM
                                                       JUNE 1, 2003         JUNE 1, 2002
                                                            TO                    TO
                                                     AUGUST 31, 2003       AUGUST 31, 2002
-------------------------------------------------------------------------------------------

Sales                                              $       --             $       --

Cost of sales                                              --                     --
--------------------------------------------------------------------------------------

Gross profit (loss)                                        --                     --
--------------------------------------------------------------------------------------

Operating expenses

      Selling, general and administrative               122,752                326,200
      Financing fees                                     28,836                 32,874
      Depreciation                                          190                    599
--------------------------------------------------------------------------------------
           Total operating expenses                     151,778                359,673
--------------------------------------------------------------------------------------

Loss from operations                                   (151,778)              (359,673)
--------------------------------------------------------------------------------------

Other income (expense)
           Foreign currency translation                    --                   11,038
--------------------------------------------------------------------------------------
      Total other income (expense)                         --                   11,038
--------------------------------------------------------------------------------------


Net loss                                           $   (151,778)          $   (348,635)
--------------------------------------------------------------------------------------

Weighted Average Shares                              97,121,873             82,327,155
                                                   ===================================

Loss Per Common Share                              $      (0.00)          $      (0.00)
                                                   ===================================

                                                         See accompanying notes.

                                          AQUATIC CELLULOSE INTERNATIONAL CORP.

                                    Consolidated Statement of Comprehensive Loss
================================================================================

                                                         PERIOD FROM
                                              JUNE 1, 2003       JUNE 1, 2002
                                                    TO                  TO
                                             AUGUST 31, 2003     AUGUST 31, 2002
--------------------------------------------------------------------------------


Net loss                                       $(151,778)          $(348,635)

Foreign exchange translation adjustment            7,556              35,056
----------------------------------------------------------------------------

Comprehensive Income (loss)                    $(144,222)          $(313,579)
----------------------------------------------------------------------------

                                                         See accompanying notes.

                                                                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                                       Consolidated Statement of Cash Flows
=============================================================================================================
                                                                                     PERIOD FROM
                                                                          JUNE 1, 2003         JUNE 1, 2002
                                                                               TO                    TO
                                                                         AUGUST 31, 2003      AUGUST 31, 2002
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                  $ (151,778)           $ (348,635)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation                                                                   190                   599
     Amortization of defered financing costs                                                            8,250
     Services paid by the issuance of common shares                                                   190,000
     Directors fees paid by issuance of common shares                                                  26,100
     Unpaid fees and expenses due to related parties                             32,030               166,617
Increase (decrease) in liabilities
     Accounts receivable                                                                                  744
     Prepaid expenses                                                              (320)               (1,471)
     Accounts payable and accrued liabilties                                    101,206               (63,564)
--------------------------------------------------------------------------------------------------------------
     Net cash used by operating activities                                      (18,672)              (21,360)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                        (448)
--------------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                         (448)                    -
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                                                                20,000
--------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                        -                20,000
--------------------------------------------------------------------------------------------------------------

   Effect of exchange rate on cash balance                                        7,556                     -
--------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                            (11,564)               (1,360)

Cash at beginning of period                                                      13,204                10,819
--------------------------------------------------------------------------------------------------------------
Cash at end of period                                                           $ 1,640               $ 9,459
--------------------------------------------------------------------------------------------------------------



SUPPLEMENTAL INFORMATION:

     ---------------------------------------------------------------------------------------------------------
     Interest paid                                                              $    -                $    -
     Taxes paid                                                                 $    -                $    -
     ---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

     During the quarter ended August 31, 2002, the Company issued common stock:

     Common shares issued for prepaid consulting services                                             190,000
     Common shares issued on conversion of convertible debentures                                      10,000
     Common shares issued for payment of directors fees                                                26,100

                                                         See accompanying notes.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)

NOTE 1 - ORGANIZATION

Aquatic Cellulose International Corp. (the "Company") is incorporated under the laws of the State of Nevada. The Company's current mission is to reorganize the business of the company to shift from the underwater wood business to that of oil & gas by acquiring long-term, producing oil and natural gas property assets. In addition, the company will seek to acquire the TigeroLynk(TM) large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors ( - Oil & Gas - Harbor & Waterway Remediation - Military - Mining & Construction ). In June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the Tiger-Lynk robotic technology, patened and owned by Gary Ackles, former Company CEO. During September 2003, the Company signed a Memorandum of Understanding, followed in December 2003, by a Letter of Intent with Century Resources Inc. ("Century") of Houston, Texas, for the acquisition of Century by the Company. These two agreements with Century negate and preclude all other agreements between Legacy, Century and the Company and outline the intent to amalgamate Century and the TigerLynk technology with the Company.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant inter-company balances and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Aquatic Cellulose International Corporation (the "Company) has experienced recurring losses, has a working capital deficiency of $1,926,834 and an accumulated deficit of $7,306,949 as of August 31, 2003 and during the fiscal year ended May 31, 2003 ceased its underwater timber harvesting operations due to the lack of financing and working capital. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash. As of August 31, 2003, the Company did not have any firm commitments to obtain adequate financing, however subsequent to this reporting period the Company and its convertible debenture holders agreed to an additional funding of $900,000 based on a new repayment arrangement. (See Note 10 - Notes to Consolidated Financial Statements) There can be no assurance that management's plans will be successful.

Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)


UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying interim balance sheet as of August 31, 2003 and the statements of operations and cash flows for the three-months ended August 31, 2003 and 2002, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB.

The results of operations for the three-months ended August 31, 2003 are not necessarily indicative of operating results to be expected for the full year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of August 31, 2003 and May 31, 2003 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)


INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed by changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. The weighted average number of common shares outstanding for computing Basic EPS was 97,121,873 and 82,327,155 for the three-months ended August 31, 2003 and 2002, respectively.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing Diluted EPS, including dilutive stock options and warrants, was 100,000,000 and 84,402,405 for the three-months ended August 31, 2003 and 2002, respectively. For the three-months ended August 31, 2003 and 2002, approximately 1,775,250 and 2,075,250 shares, respectively, attributable to the exercise of outstanding options and warrants were excluded from the calculation of Diluted EPS because the effect was anti-dilutive. No adjustments were made to reported net income in the computation of EPS.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)

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

COMPREHENSIVE INCOME


During June 1999, SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; change in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company's net income and foreign currency translation adjustments were the only components of its comprehensive income as of August 31, 2003 and May 31, 2003, respectively.

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

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)

NOTE 3 -  PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at August 31, 2003 and May 31, 2003, respectively:

                                                August 31      May 31
                                                ---------      ------

          Computer equipment                    $ 3,931        $ 3,931
          Furniture and equipment                 5,017          4,569
          Leasehold improvements                  4,853          4,853
                                                -------        -------

                                                 13,801         13,353
          Less: accumulated depreciation         10,977         10,787
                                                -------        -------

                                                $ 2,824        $ 2,566
                                                =======        =======


Depreciation expense was $190 and $599 for the three-months ended August 31, 2003 and 2002, respectively.


During October 2002, the Company entered into an agreement with Gary Ackles, former CEO, to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurui reservoir. Under the terms of the agreement, the Company received proceeds of $70,000 resulting in a pre-tax gain of approximately $65,700. The proceeds were used to reduce the unpaid license fees owed to Mr. Ackles.

NOTE 4 - ADVANCE ON EQUIPMENT PURCHASE

During the fiscal year ended May 31, 2001, the Company made a cash deposit of $100,000 related to the purchase of a machine to be used in its underwater timber operations. As of May 2003, the purchase agreement was cancelled; however management plans to use this piece of equipment following its planned acquisition of Legacy and its technology.

During the fiscal year ended May 31, 2003, the Company was advanced approximately $44,000 from an affiliated Company collateralized by this aquatic timber harvesting equipment.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at August 31, 2003 and May 31, 2003:

                                                     AUGUST 31       MAY 31
                                                     ---------       -------

          Accrued interest                           $186,987        $158,151
          Amount due to consultant for common
             stock returned to Treasury                31,648          31,648
          Accounting and legal fees                    97,205

          Other accruals                               20,778          12,655
                                                     --------        --------

                                                     $336,618        $202,454
                                                     ========        ========

A lower amount of accrued liabilities may have been expected due to the fact that the Company ceased operations and significantly reduced staffing costs. However during the three-months ended August 31, 2003, the Company incurred comparatively high legal and accounting expenses in relation to completing the quarterly filing for the August 31, 2003 period, as well as two years of audited financial statements and review and preparation of responses to comments received from the Securities and Exchange Commission regarding the Company's proxy filing. The Company expects to incur costs relating to the potential acquisition targets. (See Notes 10 - Notes to Consolidated Financial Statements) The Company will seek shareholder approval for the increase in authorized shares, whereas the Company may issue shares for consultant and professional services as well as potential acquisition targets.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)


NOTE 6 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at August 31, 2003 and May 31, 2003:

                                                          AUGUST 31      MAY 31
                                                          --------      --------

   Due to Gary Ackles for unpaid
      consulting fees; severance; and
      expenses paid on behalf of Company                  $298,223      $298,233
   Due to Gary Ackles for shares returned
      to treasury                                          144,804       144,804
   Unpaid license agreement between Gary
      Ackles and Company                                    80,000        80,000

   Unpaid consulting fees due to Sheridan Westgarde
       and Gary Ackles                                      58,030        26,000
   Due to Sheridan Westgarde for shares
      returned to treasury for professional
      services                                              46,360        46,360

   Funds borrowed from Legacy Systems                       44,000        44,000
                                                          --------      --------

                                                          $671,427      $639,397
                                                          ========      ========

All amounts due to related parties are non-interest bearing and are payable upon demand.

During the three-months ended August 31, 2003 Sheridan Westgarde accrued a total of $22,500 in consulting fees less payments of $4,318, for total unpaid consulting fees of $18,182.

During the three-months ended August 31, 2003 Gary Ackles accrued a total of $16,500 in consulting fees less payments of $2,651, for total unpaid consulting fees of $13,848.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)


In connection with the proposed merger of Legacy Systems and the acquisition of Century Resources Inc. all related party debt will be converted to common stock.

NOTE 7 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures payable bear interest at 12%, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Debentures aggregating $480,800 at August 31, 2003, are convertible into the Company's common shares at the lesser of $0.60 per share or 70% of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $300,000 of the debentures at August 31, 2003 is convertible into common shares at the lesser of $0.083 per share or 67.67% of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, $480,800 of the debentures can automatically convert to common shares if certain conditions are met. The remaining $300,000 of the debentures do not automatically convert to common shares on their due dates. $780,800 of the total debentures was in default at August 31, 2003.

The debentures are due as follows:

DUE DATE                                    MAY 31, 2003      ISSUED    CONVERTED    AUGUST 31, 2003
--------                                    ------------      ------    ---------    ---------------
     September 29, 2001                       480,800            --         --           480,800
     March 14, 2002                           100,000            --         --           100,000
     December 4, 2002                         200,000            --         --           200,000
                                              -------        --------   --------         --------

                                              780,800        $   --     $   --           780,800

Unamortized discount related
      to warrants granted in conjunction
     with the issuance of the
     convertible debentures payable           (17,293)                                    (17,293)
                                              -------                                    --------

                                             $763,507                                    $763,507
                                             ========                                    ========


During December 2003, the Company entered into an amendment to the debentures outstanding as of May 31, 2003 and entered into another $100,000 convertible promissory note.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)

NOTE 8.  STOCKHOLDERS' DEFICIT

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

During the quarter ended August 31, 2002, 900,000 shares of common stock were issued for Directors fees at $0.029 per share (fair value of the common stock) with a total value of $26,100. During the quarter ended August 31, 2002, 1,000,000 shares of common stock were issued upon conversion of a debenture at $0.01 per share (fair value of the common stock) with a total value of $10,000. During the quarter ended August 31, 2002, 1,118,820 shares of common stock were issued to investors at $0.0178 per share (fair value of the common stock) for cash pursuant to subscription agreements with a total value of $20,000.

The Company is in negotiations to cancel a purchase agreement and has classified the shares issued related to this transaction as a contra-equity item in anticipation of their cancellation. The Company issued 2.5 million shares with a value of $125,000 as an advance on equipment related to this purchase agreement during the year ended May 31, 2002. Since the Company was in negotiations with the seller to reverse the transaction, management believes that it is probable the cancellation will occur. The Company does not believe that the value of the shares issued should be classified as an asset, and therefore, the value of the shares of $125,000 has been presented as a contra-equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and measurement in financial statements of business enterprises." As of August 31, 2003, the Company has not finalized the negotiations, as the Company has not yet received back from the seller the original stock certificates that were issued.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company had a service agreement with Kathy Ackles, wife of the former President, for bookkeeping and administrative services for $36,000 per annum. This agreement was terminated effective June 1, 2003.


The Company had an employment agreement with Gary Ackles, the Company's former President, providing for an annual salary of $107,134 and certain benefits. This agreement was terminated effective April 1, 2003.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           AUGUST 31, 2003 (UNAUDITED)


The Company had a license agreement with the Company's former President for the use of his Patented Robotic Technology. The technology would remain exclusive to the Company as long as the Company purchased one robotic system per year. The license agreement was cancelled as of May 2003.

The Company borrowed $44,000 from Legacy Systems Corporation, owned by Gary Ackles. The security for the loan was the ATH equipment. During the fiscal year ended May 31, 2003, approximately $100,000 of loans made to a Director for the exercise of Company stock options was offset against unpaid consulting fees due to Gary Ackles.

NOTE 10 - SUBSEQUENT EVENTS

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

In connection with the proposed merger of Legacy Systems Corp. and the acquisition of Century Resources Inc. all related party debt (Note 6) would be converted to common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS: PLAN OF OPERATIONS

The short-term objectives of Aquatic are the following:

1. Reorganize the business of the company to shift from the underwater wood business to that of oil & gas by acquiring long-term, producing oil and natural gas property assets.

2. In addition, the company will seek to acquire the TigeroLynk(TM) large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors ( - Oil & Gas - Harbor & Waterway Remediation - Military - Mining & Construction )

Aquatic's long-term objectives are as follows:

1. Seek out and develop new oil and gas property assets combined with balanced investment in oil and gas property development drilling and exploitation of proven reserves.

2. With successful acquisition of the TigeroLynk(TM) large scale manipulators, the company will pursue its continued development by either maintaining the company as a wholly owned subsidiary, developing the market and sales of the technology or, pursuing a possible spin-off of the subsidiary with the company holding a significant ownership of the new entity.

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

         Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from external financing to meet the Company's liabilities and commitments as they become payable.(See Note 10 - Notes to Consolidated Financial Statements) Since the Company ceased all underwater wood operations the Company has been actively seeking and developing potential acquisition targets. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

         By selling the equipment located in Brazil the Company currently does not own any significant equipment. The Company's work force has been eliminated with the exception of one full-time consultant.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO AUGUST 31, 2002

The Company had no revenues and cost of sales for the three-months ended August 31, 2003 and 2002, respectively due to the cessation of its timber harvesting operations.

Operating expenses for the three months ended August 31, 2003 and 2002 were $151,778 and $359,673, respectively, for a decrease of $207,895 or 58%. A greater decrease may have been expected due to the fact that the Company ceased operations and significantly reduced staffing. However during the August 31, 2003 period the Company incurred comparatively high legal and accounting expenses in relation to completing the quarterly filing for the August 31, 2003 period, as well as two years of audited financial statements and review and preparation regarding comments received from the Securities and Exchange Commission regarding the Company's proxy filing. The Company does expect to incur costs relating to the acquisition of significant assets. (See Notes 10 - Notes to Consolidated Financial Statements) The Company will seek shareholder approval for the increase in authorized shares, whereas the Company may issue shares for consultant and professional services as well as potential acquisition targets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three-month periods ended August 31, 2003 and 2002 was $18,672 and $21,360, respectively, for a decrease in cash used for operating activities of $2,688. During the three-months ended August
31, 2003 and 2002, the company continued to finance operations through the issuance of stock for services or through extended payment terms.

There were only $448 in investment activities during the three-months ended August 31, 2003 and none for 2002.

Net cash provided by financing activities was $0 and $20,000 for the three-months ended August 31, 2003 and 2002, respectively. Decrease was primarily due to the fact that the Company has issued the maximum number of authorized shares, which prelude the Company from raising cash by the issuance of additional shares.

As of August 31, 2003, the Company had a working capital deficiency of $1,926,834 and an accumulated deficiency of $7,306,949. Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. On February 7, 2003, the Company filed a preliminary proxy to obtain the approval of its shareholders to increase the total number of authorized shares to 1) provide for the conversion of existing debt, 2) to provide for the raising of future funds, and 3) to provide for possible mergers and acquisitions. The SEC, who has issued comments, is reviewing this proxy. AQCI is in the process of responding to the comments. As of August 2003, the Company did not have any firm commitments to obtain adequate financing, however subsequent to this reporting period the Company and its convertible debenture holders agreed to an additional funding of $900,000 based on a new repayment arrangement. (See Note 10 - Notes to Consolidated Financial Statements) There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to August 31, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

During the quarter ended August 31, 2002, 1,118,820 shares of common stock were issued to investors at $0.0178 per share for cash pursuant to subscription agreements for a total value of $20,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(A) EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32     Certification of the Chief Executive Officer and the Chief Financial
           Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

(B) REPORTS ON FORM 8-K:

1. Form 8-K dated February 28th, 2002 reported that on February 28th, 2002 AQCI terminated KPMG LLP for financial reasons and engaged Merdinger, Fruchter, Rosen & Corso, P.C., to serve as the Company's independent public.

2. Form 8-K dated January 10th, 2003 reported that on December 18th, 2002 Merdinger, Fruchter , Rosen and Company, P.C. informed Aquatic Cellulose International Corporation they have decided to cease auditing publicly traded companies and have resigned as the company's principal accountants. On January 8th, 2003, AQCI engaged Stonefield Josephson, Inc., as our principal accountants to audit our financial statements. Stonefield Josephson, Inc.'s accountants' performed interim reviews of the Form 10QSB's and did not participate in auditing AQCI's financial statements for any fiscal year.

3. Form 8-K dated March 31st, 2003 reported Gary Ackles has resigned as Chairman of Board of Directors and CEO of Aquatic Cellulose International Corporation effective March 26th, 2003 to dedicate his time to his technology and corporate development for personal reasons.

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

                                   SIGNATURES

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

REGISTRANT:     AQUATIC CELLULOSE INTERNATIONAL CORP.

SIGNATURE                       TITLE                           DATE
---------                       -----                           ----

BY: /S/ SHERIDAN WESTGARDE      CHIEF EXECUTIVE OFFICER,     MARCH 12, 2004
        -------------------     CHIEF FINANCIAL OFFICER,
        SHERIDAN WESTGARDE      DIRECTOR - CHAIRMAN