Form 10QSB
period 2003-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-03-15
CIK 1081242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2003

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER 0-21384

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

             (Exact name of registrant as specified in its charter)



          Nevada                                        82-0381904
          ------                                        ----------
(State or other jurisdiction                         (I.R.S. employer
incorporation or organization)                    identification number)

2504 43rd Street, Suite 5 Vernon, B.C.                   VIT 6L1
------------------------------------------              ---------
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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                          Outstanding at
 Class of Common Stock                    November 30,2003
------------------------                -------------------
   $.001 par value                          100,000,000


             TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES / /  NO /X/

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                      Aquatic Cellulose International Corp.

                                      Index
                                                                                  Page
                                                                                  ----
PART I - FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements                                       2

     Consolidated Balance Sheet at November 30, 2003 (unaudited) and
       May 31, 2003 (audited)                                                        2

     Consolidated Statement of Operations for the three and six months ended
       November 30, 2003 (unaudited) and 2002(unaudited)                             3

     Consolidated Statement of Comprehensive Loss for the six months
       ended November 30, 2003 (unaudited) and 2002(unaudited)                       5

     Consolidated Statement of Cash Flows for the six months ended November 30,
       2003 (unaudited) and 2002 (unaudited)                                         6

     Notes to Consolidated Financial Statements (unaudited)                          7

     Item 2. Management's Discussion and Analysis of Financial Condition
        and Plan of Operations                                                       18

     Item 3. Control and Procedures                                                  21

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings                                                       22

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Defaults Upon Senior Securities                                         23

     Item 4. Submission of Matters of a Vote to Security Holders                     23

     Item 5. Other Information                                                       23

     Item 6. Exhibits and Reports on Form 8-K                                        23


SIGNATURES                                                                           24

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY
              Three month period ended November 30, 2003 and 2002
                                  (Unaudited)

                                                                          AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                                                     Consolidated Balance Sheet
===============================================================================================================
NOVEMBER 30, AND MAY 31,                                                              2003             2003
----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash                                                                       $     4,161           $    13,204
    Prepaid expenses and other current assets                                          955                   290
    Deferred financing costs, net of accumulated
     amortization of $154,600                                                         --                    --
----------------------------------------------------------------------------------------------------------------
      Total current assets                                                           5,116                13,494

Property and equipment, less accumulated
     depreciation of $11,114 and $10,787                                             2,852                 2,566
Advance on equipment purchase                                                      100,000               100,000
----------------------------------------------------------------------------------------------------------------
    Total Assets                                                               $   107,968           $   116,060
================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Notes payable                                                              $    53,000
    Accounts payable                                                               158,166           $   190,490
    Accrued liabilities                                                            371,112               202,454
    Amount due to related parties                                                  685,906               639,397
    Convertible debentures                                                         763,507               763,507
----------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                  2,031,691             1,795,848
----------------------------------------------------------------------------------------------------------------
Long Term Liabilities                                                                 --
----------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                          2,031,691             1,795,848

Stockholders' Deficit
    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding at November 30, 2003 and May 31, 2003                    --                    --
    Common stock, $0.001 par value, 100,000,000
      shares authorized, 100,000,000 shares  issued and
      outstanding at November 30, 2003 and May 31, 2003, respectively              100,000               100,000
    Advance on deposit                                                            (125,000)             (125,000)
    Additional paid in capital                                                   5,484,691             5,484,691
    Accumulated deficit                                                         (7,403,654)           (7,155,171)
    Foreign currency translation adjustment                                         20,240                15,692
----------------------------------------------------------------------------------------------------------------

      Total stockholders' deficit                                               (1,923,723)           (1,679,788)
----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                    $   107,968           $   116,060
================================================================================================================
                                                                                         See accompanying notes.

                                                                       AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                                       Consolidated Statements of Operations
============================================================================================================

                                                                               PERIOD FROM
                                                              SEPTEMBER 1, 2003            SEPTEMBER 1, 2002
                                                                      TO                           TO
                                                              NOVEMBER 30, 2003            NOVEMBER 30, 2002
------------------------------------------------------------------------------------------------------------
Sales                                                        $        --                       $        --

Cost of sales                                                         --                                --
------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                   --                                --
------------------------------------------------------------------------------------------------------------

Operating expenses
      Selling, general and administrative                           66,651                           427,636
      Financing fees                                                29,917                            31,674
      Depreciation                                                     137                               371
------------------------------------------------------------------------------------------------------------
           Total operating expenses                                 96,705                           459,681
------------------------------------------------------------------------------------------------------------

Loss from operations                                               (96,705)                         (459,681)
------------------------------------------------------------------------------------------------------------

Other income (expense)                                                --                             (11,038)
------------------------------------------------------------------------------------------------------------

      Total other income (expense)                                    --                             (11,038)
------------------------------------------------------------------------------------------------------------

Net loss                                                     $     (96,705)                    $    (470,719)
=============================================================================================================

Weighted Average Shares                                        100,000,000                        86,030,369
                                                             ===============================================

Loss Per Common Share                                        $       (0.00)                    $       (0.01)
                                                             ===============================================
                                                                                     See accompanying notes.

                                                                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                                     Consolidated Statements of Operations
==========================================================================================================
                                                                               PERIOD FROM
                                                                JUNE 1, 2003                JUNE 1, 2002
                                                                     TO                           TO
                                                             NOVEMBER 30, 2003            NOVEMBER 30, 2002
-----------------------------------------------------------------------------------------------------------
Sales                                                        $        --                       $        --

Cost of sales                                                         --                                --
------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                   --                                --
------------------------------------------------------------------------------------------------------------

Operating expenses
      Selling, general and administrative                          189,403                           752,836
      Financing fees                                                58,753                            54,510
      Depreciation                                                     327                               970
------------------------------------------------------------------------------------------------------------
           Total operating expenses                                248,483                           808,316
------------------------------------------------------------------------------------------------------------

Loss from operations                                              (248,483)                         (808,316)
------------------------------------------------------------------------------------------------------------

Other income (expense)                                                --                             (11,038)
------------------------------------------------------------------------------------------------------------

      Total other income (expense)                                    --                             (11,038)
------------------------------------------------------------------------------------------------------------

Net loss                                                     $    (248,483)                    $    (819,354)
============================================================================================================

Weighted Average Shares                                        100,000,000                        86,030,369
                                                             ===============================================

Loss Per Common Share                                        $       (0.00)                    $       (0.01)
                                                             ===============================================
                                                                                     See accompanying notes.

                                                   AQUATIC CELLULOSE INTERNATIONAL CORP.


                                           Consolidated Statements of Comprehensive Loss
========================================================================================

                                                              PERIOD FROM
                                                  JUNE 1, 2003         JUNE 1, 2002
                                                       TO                    TO
                                               NOVEMBER 30, 2003     NOVEMBER 30, 2002
--------------------------------------------------------------------------------------
Net loss                                          $(248,483)            $(819,354)

Foreign exchange translation adjustment               4,548                 9,274
---------------------------------------------------------------------------------

Comprehensive loss                                $(243,935)            $(810,080)
----------------------------------------------------------------------------------
                                                         See accompanying notes.


                                                                  AQUATIC CELLULOSE INTERNATIONAL CORP.


                                                                    Consolidated Statement of Cash Flows
=========================================================================================================
                                                                                PERIOD FROM
                                                                  JUNE 1, 2003             JUNE 1, 2002
                                                                       TO                       TO
                                                                NOVEMBER 30, 2003       NOVEMBER 30, 2002
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                         $(248,483)               $(819,354)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation                                                         327                      970
     Amortization of deferred financing costs                                                   16,500
     Services paid by the issuance of common shares                                            502,233
     Directors fees paid by issuance of common shares                                           26,100
     Unpaid fees and expenses due to related parties                   46,344
Increase (decrease) in liabilities
     Accounts receivable                                                                           736
     Prepaid expenses                                                    (665)                   1,923
     Accounts payable and accrued liabilties                          136,334                  203,182
------------------------------------------------------------------------------------------------------
     Net cash used by operating activities                            (66,143)                 (67,710)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                              (448)
------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                               (448)                    --
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                                       47,500
     Proceeds from issuance of notes payable                           53,000
------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                         53,000                   47,500
------------------------------------------------------------------------------------------------------

   Effect of exchange rate on cash balance                              4,548                    9,398
 -----------------------------------------------------------------------------------------------------

Net decrease in cash                                                   (9,043)                 (10,812)

Cash at beginning of period                                            13,204                   10,819
------------------------------------------------------------------------------------------------------
Cash at end of period                                               $   4,161                $       7
======================================================================================================


SUPPLEMENTAL INFORMATION:

     Interest paid                                                  $    --                  $    --
     Taxes paid                                                     $    --                  $    --


SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

     During the six month period ended November 30, 2002, the Company issued common stock:

     Common shares issued for consulting services                     502,233
     Common shares issued on conversion of convertible debentures      40,000
     Common shares issued for payment of directors fees                26,100


                                                        See accompanying notes.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)

NOTE 1 - ORGANIZATION

Aquatic Cellulose International Corp. (the "Company") is incorporated under the laws of the State of Nevada. The Company's current mission is to reorganize the business of the company to shift from the underwater wood business to that of oil & gas by acquiring long-term, producing oil and natural gas property assets. In addition, the company will seek to acquire the Tiger*Lynk(TM) large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors ( - Oil & Gas - Harbor & Waterway Remediation - Military - Mining & Construction ). In June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the Tiger*Lynk(TM) robotic technology patented and owned by Gary Ackles, former Company CEO. During September 2003, the Company signed a Memorandum of Understanding, followed in December 2003, by a Letter of Intent with Century Resources Inc. ("Century") of Houston, Texas, for the acquisition of Century by the Company. These two agreements with Century negate and preclude all other agreements between Legacy, Century and the Company and outline the intent to amalgamate Century and the Tiger*Lynk(TM) technology with the Company.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant inter-company balances and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Aquatic Cellulose International Corporation (the "Company) has experienced recurring losses, has a working capital deficiency of $2,026,575 and an accumulated deficit of $7,403,654 as of November 30, 2003 and during the fiscal year ended May 31, 2003 ceased its underwater timber harvesting operations due to the lack of financing and working capital. These factors, among others, raise substantial doubt as to its ability to continue as a going concern

Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash. As of November 2003, the Company did not have any firm commitments to obtain adequate financing, however subsequent to this reporting period the Company and its convertible debenture holders agreed to an additional funding of $900,000 based on a new repayment arrangement. (See Note 11 - Notes to Consolidated Financial Statements). There can be no assurance that management's plans will be successful.

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

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)


UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying interim balance sheet as of November 30, 2003 and the statements of operations and cash flows for the three and six-months ended November 30, 2003 and 2002, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB.

The results of operations for the six-months ended November 30, 2003 are not necessarily indicative of operating results to be expected for the full year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of November 30, 2003 and May 31, 2003 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

                          NOVEMBER 30, 2003 (UNAUDITED)

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

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. The weighted average number of common shares outstanding for computing Basic EPS was 100,000,000 and 86,030,369 for the three and six-months ended November 30, 2003 and 2002, respectively.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing Diluted EPS, including dilutive stock options and warrants, was 100,000,000 and 86,030,369 for the three-months ended November 30, 2003 and 2002, respectively. For the three-months ended November 30, 2003 and 2002, approximately 1,775,250 and 2,075,250 shares, respectively, attributable to the exercise of outstanding options and warrants were excluded from the calculation of Diluted EPS because the effect was anti-dilutive. No adjustments were made to reported net income in the computation of EPS.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)


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

COMPREHENSIVE INCOME

During June 1999, SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; change in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company's net income and foreign currency translation adjustments were the only components of its comprehensive income as of November 30, 2003 and November 30, 2002, respectively.

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

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)

NOTE 3 -  PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at November 30, 2003 and May 31, 2003, respectively:

                                               November 30       May 31
                                               -----------       ------

          Computer equipment                    $ 3,931        $ 3,931
          Furniture and equipment                 5,017          4,569
          Leasehold improvements                  4,853          4,853
                                                -------        -------

                                                 13,801         13,353
          Less: accumulated depreciation         11,114         10,787
                                                -------        -------

                                                $ 2,852        $ 2,566
                                                =======        =======


Depreciation expense was $327 and $970 for the six-months ended November 30, 2003 and 2002, respectively.

During October 2002, the Company entered into an agreement with Gary Ackles, former CEO, to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurui reservoir. Under the terms of the agreement, the Company received proceeds of $70,000 resulting in a pre-tax gain of approximately $65,700. The proceeds were used to reduce the unpaid license fees owed to Mr. Ackles (See
Note 7 - Notes to Consolidated Financial Statements).


NOTE 4 - ADVANCE ON EQUIPMENT PURCHASE

During the fiscal year ended May 31, 2001, the Company made a cash deposit of $100,000 related to the purchase of a machine to be used in its underwater timber operations. As of May 2003, the purchase agreement was cancelled; however management plans to use this piece of equipment following its planned acquisition of Legacy and its technology.

During the fiscal year ended May 31, 2003, the Company was advanced approximately $44,000 from an affiliated Company, Legacy Systems, collateralized by this aquatic timber harvesting equipment (See Note 7 - Notes to Consolidated Financial Statements).

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)



NOTE 5 - NOTES PAYABLE

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

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at November 30, 2003 and May 31, 2003:

                                                    November 30       May 31
                                                    -----------       ------


          Accrued interest                           $216,904        $158,151
          Amount due to consultant for common
             stock returned to treasury                31,648          31,648
          Accounting and legal fees                   113,205
          Other accruals                                9,355          12,655
                                                     --------        --------
                                                     $371,112        $202,454
                                                     ========        ========

While general expenses for the period remained consistent the November 30, 2003 period saw a sharp decrease in accounting and legal expenses compared to the August 31, 2003 period. This was due to the comparatively high legal and accounting expenses incurred in that period in relation to completing the quarterly filing for the August 31, 2003 period, as well as two years of audited financial statements and review and preparation of responses to comments received from the Securities and Exchange Commission regarding the Company's proxy filing. The Company does expect to incur costs relating to targeted acquisitions. (See Note 11 - Notes to Consolidated Financial Statements) The Company will seek shareholder approval for the increase in authorized shares, whereas the Company may issue shares for consultant and professional services as well as potential acquisition targets.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)



NOTE 7 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at November 30, 2003 and May 31, 2003:

                                                      November 30        May 31
                                                      -----------        ------

Due to Gary Ackles for unpaid
   consulting fees; severance; and
   expenses paid on behalf of Company                   $298,223        $298,233

Due to Gary Ackles for shares returned
   to treasury                                           144,804         144,804
Unpaid license agreement between Gary
   Ackles and Company                                     80,000          80,000

Unpaid consulting fees due to Sheridan Westgarde
    and Gary Ackles                                       72,519          26,000
Due to Sheridan Westgarde for shares
   returned to treasury for professional
   services                                               46,360          46,360

Funds borrowed from Legacy Systems                        44,000          44,000
                                                        --------        --------

                                                        $685,906        $639,397
                                                        ========        ========


All amounts due to related parties are non-interest bearing and are payable upon demand.

During the three-months ended November 30, 2003 Sheridan Westgarde accrued a total of $22,500 in consulting fees less payments of $11,974 for total unpaid consulting fees of $10,526.

During the six-months ended November 30, 2003 Sheridan Westgarde accrued a total of $45,000 in consulting fees less payments of $16,292 for total unpaid consulting fees of $28,708.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)


During the three-months ended November 30, 2003 Gary Ackles accrued a total of $16,500 in consulting fees less payments of $12,537, for total unpaid consulting fees of $3,963.

During the six-months ended November 30, 2003 Gary Ackles accrued a total of $33,000 in consulting fees less payments of $15,188, for total unpaid consulting fees of $17,811.

In connection with the proposed merger of Legacy Systems and the acquisition of Century Resources Inc. all related party debt will be converted to common stock.


NOTE 8 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures payable bear interest at 12%, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Debentures aggregating $480,800 at November 30, 2003, are convertible into the Company's common shares at the lesser of $0.60 per share or 70% of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $300,000 of the debentures at November 30, 2003 is convertible into common shares at the lesser of $0.083 per share or 67.67% of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, $480,800 of the debentures can automatically convert to common shares if certain conditions are met. The remaining $300,000 of the debentures do not automatically convert to common shares on their due dates. $780,800 of the total debentures was in default at November 30, 2003.

The debentures are due as follows:

Due Date                                     May 31, 2003      Issued    Converted   November 30, 2003
--------                                     ------------      ------    ---------   -----------------
September 29, 2001                               480,800          --         --           480,800
March 14, 2002                                   100,000          --         --           100,000
December 4, 2002                                 200,000          --         --           200,000
                                                 -------      -------    --------         -------

                                                 780,800      $   --     $   --           780,800
                                                              =======    =======

Unamortized discount related
     to warrants granted in conjunction
     with the issuance of the
     convertible debentures payable              (17,293)                                 (17,293)
                                                 -------                                  -------

                                                $763,507                                 $763,507
                                                ========                                 ========

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)



During December 2003, the Company entered into an amendment to the debentures outstanding as of May 31, 2003 and entered into another $100,000 convertible promissory note (See Note 11 - Notes to Consolidated Financial Statements).

NOTE 9.  STOCKHOLDERS' DEFICIT

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

During the quarter ended November 30, 2002, the former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. These shares had an estimated value of $144,804 (See
Note 7 - Notes to Consolidated Financial Statements).

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)


During the quarter ended November 30, 2002, Sheridan Westgarde, the Company's current CEO surrendered 1,000,000 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $46,360 (See Note 7 - Notes to Consolidated Financial Statements).

During the quarter ended November 30, 2002, William Stephaniuk surrendered 791,209 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $31,648 (See Note 6 - Notes to Consolidated Financial Statements).

The Company is in negotiations to cancel a purchase agreement and has classified the shares issued related to this transaction as a contra-equity item in anticipation of their cancellation. The Company issued 2.5 million shares with a value of $125,000 as an advance on equipment related to this purchase agreement during the year ended May 31, 2002. Since the Company was in negotiations with the seller to reverse the transaction, management believes that it is probable the cancellation will occur. The Company does not believe that the value of the shares issued should be classified as an asset, and therefore, the value of the shares of $125,000 has been presented as a contra-equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises." As of November 30, 2003, the Company has not finalized the negotiations, as the Company has not yet received back from the seller the original stock certificates that were issued.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

The Company borrowed $44,000 from Legacy Systems Corporation, owned by Gary Ackles. The security for the loan was the ATH equipment (See Notes 4 & 7 - Notes to Consolidated Financial Statements). During the fiscal year ended May 31, 2003, approximately $100,000 of loans made to a Director for the exercise of Company stock options was offset against unpaid consulting fees due to Gary Ackles.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 2003 (UNAUDITED)



NOTE 11 - SUBSEQUENT EVENTS

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

In connection with the proposed merger of Legacy Systems Corp. and the acquisition of Century Resources Inc. all related party debt (Note 7) would be converted to common stock.

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

         Over the next twelve months, management is of the opinion that sufficient working capital will be obtained from external financing to meet the Company's liabilities and commitments as they become payable (See Note 11 - Notes to Consolidated Financial Statements). Since the Company ceased all underwater wood operations the Company has been actively seeking and developing potential acquisition targets. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

         By selling the equipment located in Brazil the Company currently does not own any significant equipment. The Company's work force has been eliminated with the exception of one full-time consultant.


RESULTS OF OPERATIONS

The Company had no revenues and cost of sales for the three and six months ended November 30, 2003 and 2002, respectively due to the cessation of its timber harvesting operations.

In comparing expenses of the November 30, 2003 period to the previous period of August 31, 2003 there was a significant decrease in accounting and legal expenses. This decrease was due to the comparatively high legal and accounting expenses incurred in the August 31, 2003 period in relation to completion of multiple delinquent filings, as well as review and preparation regarding comments received from the Securities and Exchange Commission regarding the Company's proxy filing. The Company expects to incur costs relating to significant targeted acquisitions. (See Note 11 - Notes to Consolidated Financial Statements) The Company will seek shareholder approval for the increase in authorized shares, whereas the Company may issue shares for consultant and professional services as well as potential targeted acquisitions.

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO NOVEMBER 30, 2002

Operating expenses for the three months ended November 30, 2003 and 2002 were $96,705 and $459,681 respectively, for a decrease of $362,976 or 79%. This decrease is mainly attributable to the; 1) ceasing of all operations relating to the underwater wood business and 2) sharply reducing staffing and general administration costs.

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO NOVEMBER 30, 2002

Operating expenses for the six months ended November 30, 2003 and November 30, 2002 were $248,483 and $808,316 respectively, for a decrease of $559,833 or 69%. This decrease is mainly attributable to the; 1) ceasing of all operations relating to the underwater wood business and 2) sharply reducing staffing and general administration costs.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six-month periods ended November 30, 2003 and 2002 was $66,143 and $67,710, respectively, for a decrease in cash used for operating activities of $1,567. During the six-months ended November 30, 2003 and 2002, the company continued to finance operations through the issuance of stock for services or through extended payment terms.

There were only $448 in investment activities during the six-months ended November 30, 2003 and none for 2002. Net cash provided by financing activities was $53,000 and $47,500 for the six-months ended November 30, 2003 and 2002, respectively. For the period ended November 30, 2003 the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore done by the issuance of debt.

As of November 30, 2003, the Company had a working capital deficiency of $2,026,575 and an accumulated deficiency of $7,403,654. Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. On February 7, 2003, the Company filed a preliminary proxy to obtain the approval of its shareholders to increase the total number of authorized shares to 1) provide for the conversion of existing debt, 2) to provide for the raising of future funds, and 3) to provide for possible mergers and acquisitions. The SEC has issued comments and is reviewing this proxy. AQCI is in the process of completing its financial filings as part of the response to these comments. As of November 2003, the Company did not have any firm commitments to obtain adequate financing, however subsequent to this reporting period the Company and its convertible debenture holders agreed to an additional funding of $900,000 based on a new repayment arrangement. (See Note 11 - Notes to Consolidated Financial Statements) There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to November 30, 2003, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

During the quarter ended November 30, 2002, a total of 11,469,160 shares of common stock were issued for legal services with a total value of $312,233. During the quarter ended November 30, 2002, 3,189,412 shares of common stock were issued upon conversion of a debenture at prices from $.0091 to $0.01 per share or $30,000.

During the quarter ended November 30, 2002, the Company's former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $144,804.

During the quarter ended November 30, 2002, Sheridan Westgarde, the Company's current CEO surrendered 1,000,000 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $46,360.

During the quarter ended November 30, 2002, William Stephaniuk surrendered 791,209 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $31,648.

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



REGISTRANT:     AQUATIC CELLULOSE INTERNATIONAL CORP.

SIGNATURE                     TITLE                           DATE
---------                     -----                           ----

BY: /S/ SHERIDAN WESTGARDE    CHIEF EXECUTIVE OFFICER, MARCH 15, 2004
        -------------------   CHIEF FINANCIAL OFFICER,
        SHERIDAN WESTGARDE    DIRECTOR - CHAIRMAN