Form 10QSB/A
period 2002-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-05-03
CIK 1081242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              AMENDMENT NO. 1 TO
                                  FORM 10-QSB

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

                         COMMISSION FILE NUMBER 0-21384


                      AQUATIC CELLULOSE INTERNATIONAL CORP.

             (Exact name of registrant as specified in its charter)

            Nevada                                           82-0381904
           ---------                                       ----------------
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                           identification number)


  3704 32nd Street, Suite 301   Vernon, B.C.                   VIT 5N6
  ------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

       Registrant's Telephone number, including area code: (250) 558-5470

                                      N/A
   --------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                          Outstanding at
Class of Common Stock                    August 31, 2002
----------------------                 ---------------------
   $.001 par value                           86,211,595

             TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES NO X

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                      Aquatic Cellulose International Corp.

                                      Index

PART I - FINANCIAL INFORMATION
      Item 1. Consolidated Financial Statements

      Condensed Consolidated Balance Sheets at May 31, 2002 and August 31, 2002               3
      (unaudited)

      Condensed Consolidated Statement of Operations Accumulated Deficit                      4
      for the three months ended August 31, 2002 (unaudited) and 2001
      (unaudited)

      Condensed Consolidated Statement of Cash Flows for the three months                     5
      ended August 31, 2002 (unaudited) and 2001 (unaudited)

      Notes to Condensed Consolidated Financial Statements                                    6

      Item 2.  Management's Discussion and Analysis of Financial                              8
               Condition and Results of Operations.

      Item 3. Control and Procedures                                                          9

PART II. - OTHER INFORMATION

      Item 1. Legal Proceedings                                                               9

      Item 2. Changes in Securities and Use of Proceeds                                       9

      Item 3. Defaults Upon Senior Securities:                                                12

      Item 4. Submission of Matters of a Vote to Security Holders                             12

      Item 5. Other Information                                                               12

      Item 6. Exhibits and Reports on Form 8-K                                                12

SIGNATURES                                                                                    13

PART I. FINANCIAL INFORMATION

                                   ITEM I. FINANCIAL STATEMENTS

                              AQUATIC CELLULOSE INTERNATIONAL CORP.

                                   CONSOLIDATED BALANCE SHEETS
                                 August 31, 2002 and May 31, 2002

                                                                     August 31,       May 31,
                                                                       2002             2002
                                                                    (Unaudited)
                                                                    -----------      -----------
ASSETS

Current assets

  Cash and cash equivalents                                         $     9,459      $    10,819
  Prepaid expenses                                                       17,497           16,026

  Other receivable                                                         --                736
                                                                    -----------      -----------

Total current assets                                                     26,956           27,581

Property and equipment, less accumulated
  depreciation of $13,008 and $12,401                                     7,477            8,084
Deferred financing costs, net of accumulated
  amortization of $143,661 and $135,411, respectively                    10,939           19,189
Advance on equipment purchases                                          225,000          225,000
                                                                    -----------      -----------

    TOTAL ASSETS                                                    $   270,372      $   279,854
                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

  Accounts payable and accrued liabilities                          $   140,201      $   203,765
  Due to stockholders                                                   280,000          113,383

  Convertible debentures payable                                        810,800          820,800
                                                                    -----------      -----------
    Total current liabilities                                         1,231,001        1,137,948
                                                                    -----------      -----------
Stockholders' deficiency

  Preferred stock, par value $0.001 per share;
    10,000,000 shares authorized, no shares issued
    and outstanding
  Common stock, par value $0.001; 100,000,000 shares
    authorized; 86,211,595 and 78,442,715 shares issued
    and outstanding at August 31 and May 31, 2002, respectively          86,211           78,442
  Additional paid-in capital                                          5,235,058        4,996,727

  Accumulated deficit                                                (6,316,954)      (5,968,319)

  Foreign currency translation adjustment                                35,056           35,056
                                                                    -----------      -----------
    Total stockholders' deficiency                                     (960,629)        (858,094)
                                                                    -----------      -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $   270,372      $   279,854
                                                                    ===========      ===========

                         See accompanying notes to consolidated financial statements.

                               AQUATIC CELLULOSE INTERNATIONAL CORP.
                                          AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THREE MONTHS ENDED

                                                                   August 31,         August 31,
                                                                      2002               2001
                                                                   ------------      ------------
Sales                                                              $       --        $     42,235

Cost of sales                                                              --             182,922
                                                                   ------------      ------------

Gross profit                                                               --            (140,687)
                                                                   ------------      ------------

Operating expenses
   Selling, general and administrative                                  326,200            71,476
   Depreciation                                                             599               565
                                                                   ------------      ------------

     Total operating expenses                                           326,799            72,021
                                                                   ------------      ------------

Loss from operations                                                   (326,799)         (212,708)
                                                                   ------------      ------------

Other income and (expense)
   Financing Fees and interest                                          (32,874)          (79,614)

   Foreign exchange transaction gain                                     11,038              --
                                                                   ------------      ------------
     Total other expense                                                (21,836)          (79,614)
                                                                   ------------      ------------

Loss from operations before income tax                                 (348,635)         (292,342)

Provision for income taxes                                                 --                --
                                                                   ------------      ------------

Net loss                                                           $   (348,635)     $   (292,342)
                                                                   ============      ============

Accumulated deficit beginning of period                            $ (5,968,319)     $ (4,512,813)
Accumulated deficit end of period                                  $  6,316,954)     $ (4,805,155)
                                                                   ------------      ------------

Loss per share - basic and diluted                                 $      (0.00)     $      (0.01)
                                                                   ============      ============


Weighted average common shares outstanding - basic and diluted       82,327,155        49,689,125
                                                                   ============      ============

                   See accompanying notes to consolidated financial statements.

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                      Consolidated Statements of Cash Flows
                                 $ United States
                Three month period ended August 31, 2002 and 2001

                                                                     2002            2001
                                                                   ---------      ---------

Operating activities:

  Loss for the period                                              $(348,635)     $(292,342)
  Non-cash items:
    Depreciation                                                         599            565
    Amortization of deferred financing costs                           8,250          8,579
    Amortization of beneficial conversion feature
         of convertible debentures                                      --           33,745
    Amortization of financing cost of warrants                          --            5,388
    Interest paid by issuance of common shares                          --           20,615
    Services paid by issuance of common shares                       190,000         16,000
    Directors fees paid by issuance of common shares                  26,100           --
  Changes in non-cash working capital:

    Decrease (increase) in accounts receivable                           744         54,515
    Decrease (increase) in prepaid expenses                           (1,471)          --
    Decrease (increase) in inventory                                    --           97,947
    Decrease in accounts payable and accrued liabilities             (63,564)        37,786
                                                                   ---------      ---------
    Net Cash used in Operating Activities                           (187,977)       (17,202)

Investing activities:-
  Purchase of fixed assets                                              --             --
  Advances on equipment purchase                                        --             --

Financing activities:
  Sale of common stock                                                20,000           --
    Increase in Due to Stockholders                                  166,617           --
                                                                   ---------      ---------

                                                                     186,617           --

Effect of exchange rate changes on cash balances                        --             --
                                                                   ---------      ---------
Decrease in cash in period                                            (1,360)       (17,202)

Cash, beginning of period                                             10,819         19,892
                                                                   ---------      ---------
Cash, end of period                                                $   9,459      $   2,690
                                                                   ---------      ---------

Supplementary information: Interest paid                           $    --        $    --
  Income taxes paid                                                     --             --
                                                                   ---------      ---------
Non-cash financing activities:
    Common shares issued for promotional services                       --           16,000

  Common shares issued for prepaid consulting services               190,000        100,000
  Common shares issued on conversion of convertible debentures        10,000         25,000
  Common shares issued for payment of directors fees                    --           26,100
  Common shares issued in lieu of cash payment of interest on
   convertible debentures                                               --           20,615


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

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
           Notes to Consolidated Financial Statements $ United States

                    Three month period ended August 31, 2002
                                   (Unaudited)

2. CONVERTIBLE DEBENTURES PAYABLE:

The debentures are due as follows:

=============================================================================
                       Outstanding                          Outstanding
Due Date               May 31, 2002   Issued    Converted  August 31, 2002
-----------------------------------------------------------------------------
May 4, 2002            $  3,300     $   --       $   --       $  3,300
September 29, 2001      500,000         --           --        490,000
January 25, 2002         17,500         --         17,500
March 14, 2002          100,000         --           --        100,000
December 4, 2002        200,000         --         10,000      200,000
----------------------------------------------------------------------------
                       $820,800     $   --       $ 10,000     $810,000
============================================================================

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

ITEM 3: CONTROLS AND PROCEDURES

    (a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)          Exhibits

31.1     Certification of the Chief Executive Officer pursuant to
         Rule 13a-14(a)( Section 302 of the Sarbanes-Oxley Act of 2002)

31.2     Certification of the Chief Financial Officer pursuant to
         Rule 13a-14(a) ( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1     Certification of the Chief Executive Officer pursuant to
         18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2     Certification of the Chief Financial Officer pursuant to
         18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b) REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUATIC CELLULOSE INTERNATIONAL CORP.

SIGNATURE                          TITLE                             DATE

By: /S/ SHERIDAN WESTGARDE     Director, CEO, and Principal      April 28, 2004
    ----------------------     Financial Officer
    Sheridan Westgarde

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:


SIGNATURE                          TITLE                             DATE

By: /S/ SHERIDAN WESTGARDE     Director, CEO, and Principal      April 28, 2004
    ----------------------     Financial Officer
    Sheridan Westgarde