Form 10QSB/A
period 2002-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-05-03
CIK 1081242

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                          Outstanding at

Class of Common Stock                    January 28, 2003
----------------------                 ---------------------
   $.001 par value                           100,000,000

             TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES NO X

                               AMENDMENT NO. 1 TO

                                   FORM 10-QSB

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.

                                      Index


PART I - FINANCIAL INFORMATION
      Item 1. Consolidated Financial Statements

      Condensed Consolidated Balance Sheets at November 30, 2002                              3
      (unaudited) and May 31, 2002

      Condensed Statement of Operations and Comprehensive Loss for the                        4
      six months ended November 20, 2002 (unaudited) and 2001 (unaudited)

      Condensed Statement of Operations and Comprehensive Loss for the                        5
      six months ended November 20, 2002 (unaudited) and 2001 (unaudited)

      Condensed Statement of Operations and Comprehensive Loss for the three months ended November 20, 2002 (unaudited) and 2001 (unaudited)

      Condensed Consolidated Statement of Cash Flows for the six months                       8
      ended November 30, 2002 (unaudited) and 2001 (unaudited)

      Notes to Condensed Consolidated Financial Statements                                    9

      Item 2.  Management's Discussion and Analysis of Financial                              14
               Condition and Results of Operations.

      Item 3. Control and Procedures                                                          15

PART II. - OTHER INFORMATION

      Item 1. Legal Proceedings                                                               16

      Item 2. Changes in Securities and Use of Proceeds                                       16

      Item 3. Defaults Upon Senior Securities:                                                17

      Item 4. Submission of Matters of a Vote to Security Holders                             17

      Item 5. Other Information                                                               17

      Item 6. Exhibits and Reports on Form 8-K                                                17

SIGNATURES                                                                                    18

                          PART I. FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

                            AQUATIC CELLULOSE INTERNATIONAL CORP.

                                 CONSOLIDATED BALANCE SHEETS

                                November 30, 2002 and May 31,

                                                               November 30,        May 31,
                                                                   2002             2002
                                                                (Unaudited)       (Audited)
                                                                -----------      -----------
            ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                  $         7      $    10,819

     Prepaid expenses                                                14,103           16,026
     Other receivable                                                  --                736
                                                                -----------      -----------
        Total current assets                                         14,110           27,581

PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $13,495 and $12,401                                 6,990            8,084

DEFERRED FINANCING COSTS, net of accumulated
  amortization of $151,911 and $135,411, respectively                 2,689           19,189

ADVANCE ON EQUIPMENT PURCHASES                                      225,000          225,000
                                                                -----------      -----------
TOTAL ASSETS                                                    $   248,789      $   279,854
                                                                ===========      ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                   $   229,889      $   203,765
     Due to stockholders                                            290,441          113,383

     Accrued liability related to warrants                           80,000             --
     Convertible debentures payable                                 780,800          820,800
                                                                -----------      -----------
        Total current liabilities                                 1,381,130        1,137,948
                                                                -----------      -----------
STOCKHOLDERS' DEFICIENCY:
     Preferred stock, par value $0.001; 10,000,000 shares
       authorized, no shares issued and outstanding                    --               --
     Common stock, par value $0.001; 100,000,000 shares
       authorized; 100,000,000 and 78,442,715 shares issued
       and outstanding, respectively                                100,000           78,442

     Additional paid-in capital                                   5,511,002        4,996,727

     Accumulated deficiency                                      (6,787,673)      (5,968,319)

     Foreign currency translation adjustment                         44,330           35,056
                                                                -----------      -----------
        Total stockholders' deficiency                           (1,132,341)        (858,094)
                                                                -----------      -----------
                                                                $   248,789      $   279,854
                                                                ===========      ===========


                 See accompanying notes to consolidated financial statements.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Six Months Ended
                                               ------------------------------
                                               November 30,       November 30,
                                                  2002              2001
                                               (Unaudited)       (Unaudited)
                                               ------------      ------------

NET SALES                                      $       --        $     42,235

COST OF SALES                                          --             182,922
                                               ------------      ------------
GROSS PROFIT (LOSS)                                    --            (140,687)
                                               ------------      ------------

OPERATING EXPENSES:
     Selling, general and administrative            752,836           141,267
     Depreciation                                       970             1,054
                                               ------------      ------------
          Total operating expenses                  753,806           142,321
                                               ------------      ------------
LOSS FROM OPERATIONS                               (753,806)         (283,008)
                                               ------------      ------------
OTHER INCOME (EXPENSE)                              (65,548)         (131,724)
                                               ------------      ------------

LOSS FROM OPERATIONS BEFORE PROVISION
  FOR INCOME TAXES                                 (819,354)         (414,732)

PROVISION FOR INCOME TAXES                             --                --
                                               ------------      ------------

NET LOSS                                       $   (819,354)     $   (414,732)
                                               ============      ============
LOSS PER SHARE - basic and diluted             $      (0.01)     $      (0.01)
                                               ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  basic and diluted                              86,030,369        49,998,596
                                               ============      ============

          See accompanying notes to consolidated financial statements.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                  For the Six Months Ended
                               -----------------------------
                                November 30,   November 30,
                                   2002          2001
                                (Unaudited)    (Unaudited)
                                 ---------      ---------
NET LOSS                         $(819,354)     $(414,732)

FOREIGN CURRENCY TRANSLATION         9,274           --
                                 ---------      ---------
NET COMPREHENSIVE LOSS           $(810,010)     $(414,732)
                                 =========      =========

          See accompanying notes to consolidated financial statements.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Three Months Ended
                                                 ------------------------------
                                                 November 30,     November 30,
                                                    2002               2001
                                                 (Unaudited)       (Unaudited)
                                                 ------------      ------------

NET SALES                                        $       --        $       --

COST OF SALES                                            --                --
                                                 ------------      ------------
GROSS PROFIT                                             --                --
                                                 ------------      ------------

OPERATING EXPENSES:
     Selling, general and administrative              427,636            69,791
     Depreciation                                         371               489
                                                 ------------      ------------
          Total operating expenses                    428,007            70,280
                                                 ------------      ------------
LOSS FROM OPERATIONS                                 (428,007)          (70,280)
                                                 ------------      ------------
OTHER INCOME (EXPENSE):
   Financing fees and interest                        (31,674)          (52,110)

   Foreign exchange transaction gain                  (11,038)             --
                                                 ------------      ------------
       Total other income (expense)                   (42,712)          (52,110)
                                                 ------------      ------------

LOSS FROM OPERATIONS BEFORE PROVISION
   FOR INCOME TAXES                                  (470,719)         (122,390)

PROVISION FOR INCOME TAXES                               --                --
                                                 ------------      ------------

NET LOSS                                         $   (470,719)     $   (122,390)
                                                 ============      ============

LOSS PER SHARE - basic and diluted               $      (0.01)     $       0.00
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
  basic and diluted                                89,733,583        52,014,764
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                            For the Six Months Ended
                                          ---------------------------
                                           November 30,  November 30,
                                             2002           2001
                                          (Unaudited)    (Unaudited)
                                           ---------      ---------

NET LOSS                                   $(819,354)     $(414,732)

FOREIGN CURRENCY TRANSLATION                    --             --
                                           ---------      ---------

NET COMPREHENSIVE LOSS                     $(819,354)     $(414,732)
                                           =========      =========

          See accompanying notes to consolidated financial statements.

                       AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Six Months Ended
                                                                      ---------------------------
                                                                      November 30,   November 30,
                                                                         2002           2001
                                                                      (Unaudited)    (Unaudited)
                                                                       ---------      ---------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                             $(819,354)     $(414,732)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES:
      Depreciation                                                           970          1,054
      Amortization of deferred financing costs                            16,500         13,939
      Amortization of beneficial conversion feature of convertible
        debentures                                                          --           59,910
      Amortization of financing cost of warrants                            --           18,827
      Interest paid by issuance of common shares                            --           40,695
      Services paid by issuance of common shares                         502,233         22,630
      Directors fees paid by issuance of common shares                    26,100           --

  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN ASSETS:
      Decrease in prepaid expenses                                         1,923           --
      Decrease in accounts receivable                                        736         54,220
      Decrease in inventory                                                 --           97,947

    INCREASE (DECREASE) IN LIABILITIES:
      Increase in accounts payable and accrued liabilities                26,124         60,870
                                                                       ---------      ---------

       Net cash used for operating activities                           (244,768)       (44,640)
                                                                       ---------      ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                  47,500         25,000
  Effect of exchange rate changes on cash balances                         9,398           --
  Increase in due to stockholders                                        177,058           --
                                                                       ---------      ---------
          Net cash provided by financing activities                      233,956         25,000
                                                                       ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (10,812)       (19,640)
CASH AND CASH EQUIVALENTS, beginning of period                            10,819         19,892
                                                                       ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                               $       7      $     252
                                                                       =========      =========

                   See accompanying notes to consolidated financial statements.

                    AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   For the Six Months Ended
                                                                 ----------------------------
                                                                  November 30,   November 30,
                                                                     2002           2001
                                                                  (Unaudited)    (Unaudited)
                                                                ------------    -----------
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $       --       $  --
                                                                  ============     =======
  Income taxes paid                                               $       --       $  --
                                                                  ============     =======

SUPPLEMENTARY DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Common shares issued for promotional services                   $       --       $16,000
                                                                  ============     =======
  Common shares issued for prepaid consulting services            $    502,233     $  --
                                                                  ============     =======
  Common shares issued on conversion of convertible
     debentures                                                   $     40,000     $37,500

  Common shares issued for payment of directors fees              $     26,100     $  --
                                                                  ============     =======

  Common shares issued in lieu of cash payment of interest on
    convertible debentures                                        $       --       $40,695
                                                                  ============     =======
  Fair value assigned to warrants granted to non-employees        $       --       $55,000
                                                                  ============     =======


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

                   FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002

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

During the quarter ended November 30, 2002, the CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. During the quarter ended November 30, 2002, a total of 11,469,160 shares of common stock were issued at $0.027 per share (fair value of the common stock) for legal services with a total value of $312,233. The shares cancelled by the CEO were used in part to compensate for this legal expense. The Company accounted for the stock transaction by its CEO as a reduction to accounts payable and a increase to Amounts Due Stockholders.

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

There is no expected or planned sale of significant equipment by the Company. The Company's work force is not expected to increase from the current level over the next twelve months.

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

Operating expenses for the six months ended November 30, 2002 and November 30, 2001 were $753,806 and $142,321, respectively, for an increase of $611,485 or 430%. The increase is primarily attributable to $312,233 in consulting and legal fees, $28,000 in accounting fees, $180,000 in investor relations fees and $26,100 in director fees, with the remaining increase due to increase in personnel and associated personnel costs.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

(a)          Exhibits

31.1         Certification of the Chief Executive Officer pursuant to
              Rule 13a-14(a)(Section 302 of the Sarbanes-Oxley Act of 2002)

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