Form 10QSB
period 2004-02-20
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-05-21
CIK 1081242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended February 29, 2004

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No x

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                          Outstanding at

 Class of Common Stock                    February 29,2004
------------------------               -------------------
   $.001 par value                        100,000,000

             TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES NO X

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION                                                           3

     Item 1. Consolidated Financial Statements                                           3

     Consolidated Balance Sheet at February 29, 2004 (unaudited) and                     3
       May 31, 2003 (audited)

     Consolidated Statement of Operations for the three and nine months ended            4
       February 29, 2004 (unaudited) and 2003(unaudited)

     Consolidated Statement of Comprehensive Loss for the nine months ended              5
       February 29, 2004 (unaudited) and 2003(unaudited)

     Consolidated Statement of Cash Flows                                                7
       for the nine months ended February 29, 2004 (unaudited)
       and 2003 (unaudited)

     Notes to Consolidated Financial Statements (unaudited)                              8

     Item 2. Management's Discussion and Analysis of Financial Condition                 19
        and Plan of Operations.

     Item 3. Control and Procedures                                                      23

PART II. - OTHER INFORMATION                                                             24

     Item 1. Legal Proceedings                                                           24

     Item 2. Changes in Securities and Use of Proceeds                                   24

     Item 3. Defaults Upon Senior Securities                                             25

     Item 4. Submission of Matters of a Vote to Security Holders                         25

     Item 5. Other Information                                                           25

     Item 6. Exhibits and Reports on Form 8-K                                            25

SIGNATURES                                                                               26

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY

Three month period ended February 29, 2004 and 2003
(Unaudited)

                                                                                    AQUATIC CELLULOSE INTERNATIONAL CORP.
                                                                                                           AND SUBSIDIARY
                                                                                               Consolidated Balance Sheet
===========================================================================================================================

                                                                                 February 29, 2004             May 31, 2003
----------------------------------------------------------------------------------------------------------------------------

Assets

Current Assets
    Cash                                                                           $     1,548                 $     13,204
    Prepaid expenses and other current assets                                            1,151                          290
    Deferred financing costs, net of accumulated
     amortization of $154,600                                                                -                            -
----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               2,699                       13,494

Property and equipment, less accumulated
     depreciation of $11,191 and $10,787                                                 2,610                        2,566
Deposit for Century Resources (Note 1)                                                  80,000                            -
Advance on equipment purchase                                                          100,000                      100,000
----------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                   $   185,309                 $    116,060
============================================================================================================================

Liabilities and Stockholders' Deficit

Current Liabilities
    Accounts payable                                                               $   158,538                 $    190,490
    Accrued liabilities                                                                405,734                      202,454
    Convertible promisory note                                                         100,000                            -
    Notes payable                                                                       53,000                            -
    Amount due to related parties                                                      719,890                      639,397
    Convertible debentures, net of discount of $17,293                                 763,507                      763,507
----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                      2,200,669                    1,795,848
----------------------------------------------------------------------------------------------------------------------------
Long term liabilities                                                                        -                            -
----------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                              2,200,669                    1,795,848

Stockholders' Deficit
    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding at February 29, 2004 and May 31, 2003                        -                            -
    Common stock, $0.001 par value, 100,000,000
       shares authorized, 100,000,000 shares  issued and
      outstanding at February 29, 2004 and May 31, 2003, respectively                  100,000                      100,000
    Advance on deposit                                                                (125,000)                    (125,000)
    Additional paid in capital                                                       5,484,691                    5,484,691
    Accumulated deficit                                                             (7,496,396)                  (7,155,171)
    Foreign currency translation adjustment                                             21,345                       15,692
---------------------------------------------------------------------------------------------------------------------------
       Total stockholders' deficit                                                  (2,015,360)                  (1,679,788)
----------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                        $   185,309                 $    116,060
============================================================================================================================
                                                                                                    See accompanying notes.

                                                                                       AQUATIC CELLULOSE INTERNATIONAL CORP.
                                                                                                              AND SUBSIDIARY
                                                                                        Consolidated Statement of Operations
============================================================================================================================

                                                                                              Three Month Period from
                                                                                  December 1, 2003           December 1, 2002
                                                                                         To                         To
                                                                                 February 29, 2004          February 28, 2003
------------------------------------------------------------------------------------------------------------------------------
Sales                                                                              $           -                 $          -

Cost of sales                                                                                  -                            -
------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                   -                            -
------------------------------------------------------------------------------------------------------------------------------

Operating expenses
       Selling, general and administrative                                                61,036                       34,435
       Depreciation                                                                          166                          359
------------------------------------------------------------------------------------------------------------------------------
             Total operating expenses                                                     61,202                       34,794
------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                     (61,202)                     (34,794)
------------------------------------------------------------------------------------------------------------------------------

Other income (expense)
       Interest expense                                                                  (31,539)                     (23,424)
------------------------------------------------------------------------------------------------------------------------------

       Total other income (expense)                                                      (31,539)                     (23,424)
------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                           $     (92,741)                $    (58,218)
------------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares                                                              100,000,000                   90,652,673
                                                                                 =============================================

Loss Per Common Share                                                              $       (0.00)                $      (0.00)
                                                                                 =============================================

                                                                                                       See accompanying notes.

                                                                                     AQUATIC CELLULOSE INTERNATIONAL CORP.
                                                                                                            AND SUBSIDIARY
                                                                                      Consolidated Statement of Operations
==========================================================================================================================

                                                                                          Nine Month Period from
                                                                                 June 1, 2003                 June 1, 2002
                                                                                       To                           To
                                                                               February 29, 2004           February 28, 2003
----------------------------------------------------------------------------------------------------------------------------
Sales                                                                             $          -                 $          -

Cost of sales                                                                                -                            -
----------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                 -                            -
----------------------------------------------------------------------------------------------------------------------------

Operating expenses
       Selling, general and administrative                                             250,437                      787,271
       Depreciation                                                                        496                        1,329
----------------------------------------------------------------------------------------------------------------------------
             Total operating expenses                                                  250,933                      788,600
----------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                  (250,933)                    (788,600)
----------------------------------------------------------------------------------------------------------------------------

Other income (expense)
       Interest expense                                                                (90,292)                     (88,972)
----------------------------------------------------------------------------------------------------------------------------


       Total other income (expense)                                                    (90,292)                     (88,972)
----------------------------------------------------------------------------------------------------------------------------

Net loss                                                                         $    (341,225)                $   (877,572)
----------------------------------------------------------------------------------------------------------------------------

Weighted Average Shares                                                            100,000,000                   90,652,673
                                                                                ============================================

Loss Per Common Share                                                            $      (0.00)                 $     (0.01)
                                                                                ============================================

                                                                                                      See accompanying notes

                                                                                     AQUATIC CELLULOSE INTERNATIONAL CORP.
                                                                                                            AND SUBSIDIARY
                                                                              Consolidated Statement of Comprehensive Loss

==========================================================================================================================

                                                                                            Nine Month Period from
                                                                                     June 1, 2003            June 1, 2002
                                                                                          To                      To
                                                                                  February 29, 2004       February 28, 2003
----------------------------------------------------------------------------------------------------------------------------
Net loss                                                                            $ (341,225)                  $ (877,572)

Foreign exchange translation adjustment                                                  5,653                       (4,330)
----------------------------------------------------------------------------------------------------------------------------

Comprehensive loss                                                                  $ (335,572)                  $ (881,902)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    See accompanying notes.


                                                                                              AQUATIC CELLULOSE INTERNATIONAL CORP.
                                                                                                                   AND SUBSIDIARY
                                                                                               Consolidated Statement of Cash Flows
===================================================================================================================================

                                                                                              Nine Month Period from
                                                                                         June 1, 2003             June 1, 2002
                                                                                              To                       To
                                                                                       February 29, 2004       February 28, 2003
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                                $(341,225)          $(877,572)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation                                                                                496               1,329
      Amortization of defered financing costs                                                                      19,189
      Services paid by the issuance of common shares                                                              502,232
      Promotional services paid by the issuance of common shares                                                   26,100
(Increase) decrease in assets
      Other current assets                                                                       (861)             16,762
Increase (decrease) in liabilities
      Accounts payable and accrued liabilties                                                 171,254              58,478
      Unpaid fees and expenses due to related parties                                                              80,493
-------------------------------------------------------------------------------------------------------------------------
      Net cash used by operating activities                                                   (89,843)           (253,482)
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
      Deposit for Century Resources (Note 1)                                                  (80,000)
      Acquisition of equipment                                                                   (466)
-------------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                                   (80,466)               --
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Proceeds from the issuance of convertible promisory note                                100,000
      Proceeds from the issuance of notes payable                                              53,000
      Bank overdraft                                                                                                2,139
      Due to stockholders                                                                                          47,500
      Proceeds from the issuance of common stock                                                                  197,397
-------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                               153,000             247,036
-------------------------------------------------------------------------------------------------------------------------

    Foreign exchange translation adjustment                                                     5,653              (4,358)
-------------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                          (11,656)            (10,804)

Cash at beginning of period                                                                    13,204              10,819
-------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                       $   1,548           $      15
=========================================================================================================================


SUPPLEMENTAL INFORMATION:

      Interest paid                                                                         $    --             $    --
      Taxes paid                                                                            $    --             $    --


SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

   During the quarter ended February 28, 2003, the Company issued common stock:

   Common shares issued for prepaid consulting services                 502,232
   Common shares issued on conversion of convertible debentures          40,000
   Common shares issued for payment of directors fees                    26,100

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

Aquatic Cellulose International Corp. (the "Company") is incorporated under the laws of the State of Nevada. The Company has reorganized its core business, shifting from the underwater wood business to that of oil & gas. On March 22, 2004, and subsequent to the date of this report, the Company acquired from Century Resources Inc. a 20% working interest and 16% net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas. The company's previous plan to acquire Century, a Texas based oil and gas Company, was replaced with this new acquisition agreement which includes an exclusive, optional, "New Project and Exploration Drilling Participation" agreement with Century. This aspect of the agreement has three successive one year terms, with the Company holding the exclusive option on each year. The Company plans to pursue rapid growth in the oil and gas sector by two principle means;

         1) Development of its current working interest in the Hamill Lease in Matagorda County, Texas.

         2) Completing the acquisition and development of other property and working interest opportunities with proven reserve potential made known to the Company through its "New Project and Exploration Drilling Participation" with Century.

As previously reported the Company has been seeking to acquire the TigeroLynk(TM) large-scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the TigeroLynk(TM) robotic technology patented and owned by Gary Ackles, former Company CEO. Subsequent to this reporting period and at the time of the filing of this report the Company believes that the planned acquisition of TigeroLynk(TM) as a wholly owned subsidiary is likely to be replaced with a negotiated settlement. That settlement would likely result in the company having a stock position in the private company TigeroLynk(TM) technology and possible exclusive licensing provisions, while at the same time, significantly reducing the Company's debt to Gary Ackles, former CEO of the Company (See Notes 7 - Notes to Consolidated Financial Statements) . The Company's negotiations have not been finalized.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant inter-company balances and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Aquatic Cellulose International Corporation (the "Company) has experienced recurring losses, has a working capital deficiency of $2,197,970 and an accumulated deficit of $7,496,396 as of February 29, 2004 and the during fiscal year ended May 31, 2003 ceased its underwater timber harvesting operations due to the lack of financing and working capital. These factors, among others, raise substantial doubt as to its ability to continue as a going concern.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)

Management plans to obtain sufficient working capital from external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash. As of February 29, 2004, the Company did not have any firm commitments to obtain adequate financing, however on March 22, 2004, a $900,000 financing was arranged with a New York based investor group. The net proceeds received from this convertible debt financing were used to complete the acquisition of the Hamill Lease working interest and "New Project and Exploration Drilling Participation" agreement, as well as meet many of the current liabilities of the company. The company expects the working interest revenues to cover the basic operational expenses and to progressively pay down a certain amount of the old accounts payables. The Company does plan to raise additional funds in the future through the issuance of stock in order to develop its current Hamill Lease working interest, as well as purchase and develop other oil and gas property and working interests. There can be no assurance that management's plans will be successful.

Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying interim balance sheet as of February 29, 2004 and the statements of operations and cash flows for the three and nine months period ended February 29, 2004 and February 28, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB.

The results of operations for the three and nine months period ended February 29, 2004 are not necessarily indicative of operating results to be expected for the full year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of February 29, 2004 and May 31, 2003 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)


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

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)


Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. The weighted average number of common shares outstanding for computing Basic EPS was 100,000,000 and 90,652,673 for the quarters ended February 29, 2004 and February 28, 2003, respectively.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing Diluted EPS, including dilutive stock options and warrants, was 100,000,000 and 90,652,673 for the quarters ended February 29, 2004 and February 28, 2003, respectively.

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

COMPREHENSIVE INCOME

During June 1999, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; change in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company's foreign currency translation adjustments was the only comprehensive income as of February 29, 2004 and February 28, 2003, respectively.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)



transaction date. iv) The net adjustment arising from the translation is included in the consolidated statement of loss.

RECLASSIFICATIONS

Certain operating and other expense amounts reported for the three month and nine month periods ended February 28, 2003, have been reclassified to selling general and administrative expense to conform to the 2004 presentation. These reclassifications did not affect net income or loss per common share for the periods then ended.

NOTE 3 -  PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at February 29, 2004 and May 31, 2003 respectively:

                                                  February    May
                                                    2004     2003
                                                    ----     ----

        Computer equipment                        $ 3,931  $ 3,931

        Furniture and equipment                     5,017    4,569

        Leasehold improvements                     4,853     4,853
                                                   -----     -----

                                                   13,801   13,353

        Less: accumulated depreciation             11,191   10,787
                                                   ------   ------

                                                  $ 2,610  $ 2,566
                                                  =======  =======

Depreciation expense was $496 and $1,329 for the nine months ended February 29, 2004 and February 28, 2003, respectively.

During October 2002, the Company entered into an agreement with Gary Ackles, former CEO, to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurci reservoir. Under the terms of the agreement, the Company received proceeds of $70,000 resulting in a pre-tax gain of approximately $65,700. The proceeds were used to reduce the unpaid license agreement owed to Mr. Ackles (See Note 7 - Notes to Consolidated Financial Statements).

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)


NOTE 4 - ADVANCE ON EQUIPMENT PURCHASE

During the fiscal year ended May 31, 2001, the Company made a cash deposit of $100,000 related to the purchase of a machine to be used in its underwater timber operations. There is no refund cause in the agreement and the manufacturer used the deposit funds to purchase manufactured components.

During the fiscal year ended May 31, 2003, the Company was advanced $44,000 from an affiliated Company, Legacy Systems, collateralized by this aquatic timber harvesting equipment (See Note 7 - Notes to Consolidated Financial Statements).

During the year ended May 31, 2002, the Company made a deposit by issuing 2.5 million shares of common stock related to purchasing a fleet of boats. The market value of the shares on the date of issuance totaled $125,000, which was capitalized as advances on equipment. As of May 31, 2003, the Company was in negotiations with the seller to reverse the transaction and believes that it is probable the cancellation will occur. Therefore, the value of the shares of $125,000 has been presented as a contra-equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises.". As of February 29, 2004, the holder of the certificate has passed away and the executor of the estate is unable to locate the certificate.

NOTE 5 - NOTES PAYABLE

In September 2003, the Company signed an agreement with an investor to provide a cash loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The note is convertible into 200,000 shares of the Company's Common Stock. Upon approval of the 14A proxy filing and receiving shareholder approval for the increase in authorized shares, this note will be converted.

In November of 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of 60 months. The Company agreed to issue 200,000 shares to the investor should the shareholders approve the increase in authorized shares in the forthcoming proxy vote. The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at February 29, 2004 and May 31, 2003:

                                          February 29       May 31
                                          -----------       ------

Accrued interest                           $248,443        $158,151
Amount due to consultant for common
   stock returned to treasury                31,648          31,648
Accounting and legal fees                   116,705
Other accruals                               10,038          12,655
                                           --------        --------
                                           $405,734        $202,454
                                           ========        ========

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)


The accrued interest is convertible to common stock at the time of conversion of the debentures. A portion of the accounting and legal fees were paid subsequent to the close of the quarter ended February 29, 2004. The Company does expect to incur costs relating to targeted acquisitions. (See Note 11 - Notes to Consolidated Financial Statements) The Company will seek shareholder approval for the increase in authorized shares, whereas the Company may issue shares for consultant and professional services.

NOTE 7 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at February 29, 2004 and May 31, 2003:

                                                      February 29        May 31
                                                      -----------        ------

Due to Gary Ackles for unpaid
   consulting fees; severance; and
   expenses paid on behalf of Company                   $298,223        $298,233

Due to Gary Ackles for shares returned
   to treasury                                           144,804         144,804

Unpaid license agreement between Gary

   Ackles and Company                                     80,000          80,000

Unpaid consulting fees due to Sheridan Westgarde
    and Gary Ackles                                      106,503          26,000

Due to Sheridan Westgarde for shares
   returned to treasury for professional
   services                                               46,360          46,360

Funds borrowed from Legacy Systems                        44,000          44,000
                                                        --------        --------

                                                        $719,890        $639,397
                                                        ========        ========


All amounts due to related parties are non-interest bearing and are payable upon demand.

During the three-months ended February 29, 2004, Sheridan Westgarde accrued a total of $22,500 in consulting fees less payments of $2,500 for total unpaid consulting fees of $20,000.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)



During the nine-months ended February 29, 2004, Sheridan Westgarde accrued a total of $66,050 in consulting fees less payments of $18,792 for total unpaid consulting fees of $47,258.

During the three-months ended February 29, 2004, Gary Ackles accrued a total of $16,500 in consulting fees less payments of $2,500 for total unpaid consulting fees of $14,500.

During the nine-months ended February 29, 2004, Gary Ackles accrued a total of $48,050 in consulting fees less payments of $15,188, for total unpaid consulting fees of $32,862.

As of the filing of this report and with exception to the $100,000 advance from shareholder (See Note 8 - Notes to Consolidated Financial Statements), the Company is working to complete negotiations for all related party debt to be converted into a common stock equity position in the Company. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for such, as well as the conversion of debentures, payment of professionals and to sell additional common shares for cash.

NOTE 8 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures payable bear interest at 12%, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Debentures aggregating $480,800 at February 29, 2004, are convertible into the Company's common shares at the lesser of $0.60 per share or 70% of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $300,000 of the debentures at February 29, 2004 is convertible into common shares at the lesser of $0.083 per share or 67.67% of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, $480,800 of the debentures can automatically convert to common shares if certain conditions are met. The remaining $300,000 of the debentures do not automatically convert to common shares on their due dates. $780,800 of the total debentures was in default at February 29, 2004.

The debentures are due as follows:


Due Date                 May 31, 2003    Issued    Converted   February 29, 2004
--------                 ------------    ------    ---------   -----------------
September 29, 2001        $ 480,800        --         --         $480,800
March 14, 2002              100,000        --         --          100,000
December 4, 2002            200,000        --         --          200,000
                            -------     -------    --------        -------

                            780,800     $   --     $   --          780,800
                                        =======     =======

Unamortized discount
related to warrants
granted in conjunction
with the issuance of
the convertible
debentures payable         (17,293)                               (17,293)
                           -------                                -------
                          $763,507                               $763,507
                          ========                               ========

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)


During December 2003, the Company signed a $100,000 convertible promissory note as an advance on a $900,000 convertible debt financing. The Company used $80,000 of this promissory note as a deposit on Century Resources Inc. (See Note 1 - Notes to Consolidated Financial Statements) The Company entered into an agreement whereby, the repayment of this $900,000 and the outstanding debentures in default will be made by an Equity Line of Credit instrument negotiated between the convertible debenture holders and the Company. While these new funds are secured as a convertible debt and conversions on this debt are expected, the company also has the ability to repay this debt through the aforementioned Equity Line of Credit, once that instrument is put in effect.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)

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

The Company is in negotiations to cancel a purchase agreement and has classified the shares issued related to this transaction as a contra-equity item in anticipation of their cancellation. During the year ended May 31, 2002, the Company made a deposit by issuing 2.5 million shares of common stock related to this agreement for the purchasing of a fleet of boats. The market value of the shares on the date of issuance totaled $125,000, which was capitalized as advances on equipment. As of February 29, 2004 and May 31, 2003, the Company was in negotiations with the seller to reverse the transaction and believes that it is probable the cancellation will occur. Therefore, the value of the shares of $125,000 has been presented as a contra-equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". As of February 29, 2004, the holder of the certificate has passed away and the executor of the estate is unable to locate the certificate.


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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2004 (UNAUDITED)


NOTE 11 - SUBSEQUENT EVENTS

On March 22, 2004, the Company acquired from Century Resources Inc. a 20% working interest and 16% net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas. The company's previous plan to acquire Century, a Texas based oil and gas company, was replaced with this new acquisition agreement which includes an exclusive, optional, "New Project and Exploration Drilling Participation" agreement with Century. This aspect of the agreement has three successive one year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement was $580,000 and a 15% ownership stake in the company. The company has plans to move forward with a special meeting of shareholders to seek approval to increase the authorized share volume of the company to meet this 15% ownership commitment, as well as commitments relating to professional services and transfer of related party debt to equity positions in the Company.

On March 22, 2004, a $900,000 financing was arranged with a New York based investor group. The net proceeds received from this convertible debt financing were used to complete the Hamill Lease working interest and "New Project and Exploration Drilling Participation" agreement acquisition, as well as meet many of the current liabilities of the company.


March 1, 2004 the Company consummated a consulting contract with Mr. Lonnie Hayward, a consultant who specializes in publicly held companies, who was instrumental in the Company acquiring the Hamill Lease working interest and "New Project and Exploration Drilling Participation". Mr. Hayward's contract will pay him $60,000 per year, $42,000 in cash and the balance in common stock. The Company plans to make Mr. Hayward a Director and a significant shareholder. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for such, as well as the conversion of debentures, payment of professionals and to sell additional common shares for cash.

March 8, 2004 the Company contracted Mr. Harvey Smith a public corporation and oil and gas professional. Mr. Smith's contract will pay him a 7% commission on all financing's Mr. Smith arranges for the Company, make him a shareholder in the Company and pay him $48,000 per year, $24,000 in cash and the balance in common stock. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for such, as well as the conversion of debentures, payment of professionals and to sell additional common shares for cash. The Company plans to appoint Mr. Smith as advisor to corporate finance and property acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF
OPERATIONS:


PLAN OF OPERATIONS
------------------

         The Company has reorganized its core business, shifting from the underwater wood business to that of oil and natural gas. On March 22, 2004, and subsequent to the date of this report, the Company acquired from Century Resources Inc., retroactive to March 1, 2004, a 20% working interest and 16% net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas. The company's original plan to acquire Century, a Texas based oil and gas Company, was replaced with this new acquisition agreement which includes an exclusive, optional, "New Project and Exploration Drilling Participation" agreement with Century. This aspect of the agreement has three successive one year terms, with the Company holding the exclusive option on each year. (See Note 11 - Notes to the Consolidated Financial Statements)

         The Hamill Lease is currently producing approximately 25,500 MCF (Thousand cubic feet) of natural gas per month. Provided production levels stay consistent this should result in a yearly total natural gas production of 306,000 MCF per year. The following table shows revenue projections based on existing revenues in year one to increased revenues in year three. These increases in revenues are based on the company participating in further development of the property, which will require using shares to raise additional cash. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for such, as well as for the conversion of debentures and payment of professionals.

                                    YEAR              YEAR              YEAR
                                    ONE               TWO              THREE
                               --------------- ------------------ --------------
Gross revenue                   $1,484,100        $3,710,250        $9,275,625
Royalty @ 3%                       $44,523          $111,308          $278,269
Operating cost                    $120,000          $300,000          $750,000
                               --------------- ------------------ --------------
Net revenue for distribution    $1,319,577        $3,298,942        $8,247,356
AQCI distribution (16%)           $211,132          $527,831         $1,319,577

         The short-term objectives of Aquatic are to achieve rapid growth of both oil and natural gas reserves and revenue by pursuing the following:

         1) Development of its current working interest in the Hamill Lease in Matagorda County, Texas.

         2) Completing the acquisition and development of other property and working interest opportunities with proven reserve potential, made known to the Company through its "New Project and Exploration Drilling Participation" agreement with Century.

         3) As previously reported, the Company has been seeking to acquire the TigeroLynk(TM) large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the TigeroLynk(TM) robotic technology patented and owned by Gary Ackles, former CEO of the Company. Subsequent to this reporting period and at the date of this report, the Company believes that the planned acquisition of TigeroLynk(TM) as a wholly owned subsidiary is likely to be replaced with a negotiated settlement. That settlement would likely result in the company having a stock position in the private company owning the TigeroLynk(TM) technology and possible exclusive licensing provisions, while at the same time, significantly reducing the Company's debt to Gary Ackles, former CEO of the Company (See Note 7 - Notes to Consolidated Financial Statements) . The Company's negotiations have not been finalized and the Company is committed to timely disclosure of such events as they occur.

Aquatic's long-term objectives are as follows:

                  Seek out and develop new oil and gas properties, combined with balanced investments in oil and gas property, development drilling and exploitation of proven reserves. The company has several exclusive opportunities, available to it through its "New Project and Exploration Drilling Participation" agreement with Century, to acquire both oil and gas property interests and development drilling interests. The Company will pursue other companies, both public and private, that may be interested in being acquired, merging or forming joint ventures with Aquatic.

         A merger will most likely require further investment, marketing and sales development, associated costs of commercializing merged companies, as well as, additional personnel to fill critical roles and responsibilities.

         Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable (See Notes 2 & 11 - Notes to Consolidated Financial Statements). The Company has in the past successfully relied on private placements of common stock, bank financing, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions.

         By selling the equipment located in Brazil the Company currently does not own any significant equipment other than the ATH-120 manipulator arm components currently stored at a manufacturing facility in Kamloops, British Columbia. (See Note 4- Notes to the Consolidated Financial Statements) The Company's work force has been eliminated, and is currently utilizing consultants to maintain and expand operations.

RESULTS OF OPERATIONS
--------------------

         The Company had no revenues and cost of sales for the three and nine months ended February 29, 2004, and February 28, 2003, respectively, due to the cessation of its underwater timber harvesting operations and re-organization of its business.

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO FEBRUARY 28, 2003
--------------------------------------------------------------------------

         Operating expenses for the three months ended February 29, 2004 and February 28, 2003 were $61,202 and $34,794, respectively, for an increase of $26,408 or 76%. The increase is a result of additional consultants and professionals engaged in the launching of the Oil and Gas initiative. (See Note 1 & 11 - Notes to Consolidated Financial Statements). The Company expects to incur costs relating to the purchasing of working interest acquisitions. (See
Note 11 - Notes to Consolidated Financial Statements) The Company plans to seek the approval of its shareholders to increase the total number of authorized shares to allow for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, offer to sell additional shares for cash and use equity as payment for mergers and acquisitions.

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO FEBRUARY 28, 2003
-------------------------------------------------------------------------

         Operating expenses for the nine months ended February 29, 2004 and February 28, 2003 were $250,933 and $788,600 respectively, for a decrease of $537,667 or 68%. This decrease is mainly attributable to 1) ceasing of all operations relating to the underwater wood business and 2) reducing staffing and general administration costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash used in operating activities for the nine-month periods ended February 29, 2004 and February 28, 2003 was $89,843 and $253,482, respectively, for a decrease in cash used for operating activities of $163,639. During the nine-months ended February 29, 2004, the Company utilized convertible notes to fund its operations, as compared to February 28, 2003, when the company financed operations through the issuance of stock for services or through extended payment terms.

         There were $80,466 in investment activities during the nine-months ended February 29, 2004 and none for the nine-months ended February 28, 2003.

         Net cash provided by financing activities was $153,000 and $247,036 for the nine-months ended February 29, 2004 and February 28, 2003, respectively. For the period ended February 29, 2004 the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore done by the issuance of debt.

         As of February 29, 2004, the Company had a working capital deficiency of $2,197,970 and an accumulated deficit of $7,496,396. Management plans to obtain sufficient working capital from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable over the next twelve months. On February 7, 2003, the Company filed a preliminary proxy to obtain the approval of its shareholders to increase the total number of authorized shares to 1) provide for the conversion of debentures, 2) provide for the swapping of existing debt for equity, 3) to use equity positions as incentive for attracting professionals 4) payment of professionals, 5) sell additional shares for cash and 6) to use equity as payment for mergers and acquisitions. The Company has provided responses to comments that were received from the SEC regarding this proxy filing, however, the Company plans to submit a new proxy filing that will thus be subject to further comment and review by the SEC. As of February 2004, the Company did not have any firm commitments to obtain adequate financing, however subsequent to the date of this report a $900,000 financing was arranged with a New York based investor group. (See Note 11 - Notes to Consolidated Financial Statements) There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

         Within the 90 days prior to February 29, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS
----------------------------

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

4. Form 8-K dated February 24th, 2004 reported that on or about May 30th, 2003, Aquatic Cellulose International Corporation and Stonefield Josephson, Inc., mutually parted ways. AQCI officially engaged Wong Johnson & Associates, A Professional Corporation, on February 16th, 2004, to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31st, 2002 and May 31st, 2003. The decision to change was based on financial considerations and was approved by the Board of Directors.

5. Form 8-K dated April 1st, 2004, reported that on or about July 3, 2003, Aquatic Cellulose International Corporation dismissed Stonefield Josephson, Inc., however they were not informed of such until management engaged the new accountants. AQCI officially engaged Wong Johnson & Associates on February 16, 2004, to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31, 2002 and May 31, 2003. All filing stopped until Wong Johnson and Associated were retained. At that time all 10KSB' and 10QSB's were brought current with Wong Johnson during the audits and reviews. The decision to change was based on financial considerations and was approved by the audit committee. There were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with the AQCI's reports.

6. Form 8-K dated April 13th, 2004, reported that on March 22, 2004 Aquatic Cellulose International Corporation completed a $900,000 financing with an New York based investor group. The financing has been structured as a convertible debenture. On March 22, 2004 Aquatic Cellulose International Corporation completed a purchase and sale agreement with Century Resource Inc. of Houston Texas, for the acquisition of a 20% working interest and 16% net revenue interest in the 3,645 acre Hamill Lease natural gas property in Matagorda County, Texas. This agreement, with three successive one year terms and an exclusive renewal option on each year, provides Aquatic the exclusive option to participate in purchase or exploration of any and all future projects by Century. The cost of this acquisition and exclusive optional participation agreement was $580,000 dollars and a 15% ownership stake in the company. AQCI's Board of Directors has approved the terms of the financing and subsequent working interest acquisition.

SIGNATURES
-----------

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

REGISTRANT:     AQUATIC CELLULOSE INTERNATIONAL CORP.

SIGNATURE                        TITLE                           DATE
---------                        -----                           ----

BY: /S/ SHERIDAN WESTGARDE    CHIEF EXECUTIVE OFFICER,       MAY 21, 2004
        -------------------   CHIEF FINANCIAL OFFICER,
        SHERIDAN WESTGARDE    DIRECTOR - CHAIRMAN