Form 10KSB
period 2004-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-09-30
CIK 1081242

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended MAY 31, 2004. -

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


2504 - 43rd Street, suite 5, Vernon, British Columbia, Canada        VIT 6L1
(Address of principal executive offices)                            (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The issuer had net earnings from its working interest in the Hamill lease of $33,053 for the fiscal year ended May 31, 2004.

The aggregate market value of the voting stock held by non-affiliates on May 31, 2004 was approximately $350,260 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of September 29, 2004, 100,000,000 shares of the issuer's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

AQUATIC CELLULOSE INTERNATIONAL CORP. ("Aquatic") is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1996. Aquatic is an independent oil and gas investment, development and production company, engaged in the acquisition and development of crude oil and natural gas reserves and production principally in the state of Texas of the United States.

        Located in Vernon, British Columbia, Canada, Aquatic Cellulose International was originally organized as a forest-based company focusing on accessing and recovering submerged timber. Aquatic's principal activity was the procurement of contracts for the salvage and harvest of submerged timber and the sale of lumber derived from such timber. In March of 2003, new management decided on the new business direction in Oil and Gas due to continued losses from operations and lack of progress in underwater wood project development.

        Aquatic plans to grow its business by investing in acquisitions, development, and production and sale of natural gas and crude oil. Aquatic plans to further expand its investments and cash flow by capitalizing on modern technological developments in the area of oil and gas production development. New technology since the development of the computer industry has allowed for better identification of by-passed reserves in previously discovered oil and gas fields. Geological analysis using "Direct Hydrocarbon Indicator" (DHI) tools and methods, as well as improved 3D seismic data processing have been successfully used to enhance and revitalize previously developed and currently developed oil and gas producing sites.

        Aquatic's overall goal is to maximize corporate value through profitable growth in our oil and gas reserves. This will be achieved through balanced portfolio consisting of;

                o       Development of existing production wells.
                o Application of new technology to historically producing reservoirs targeting significant by-passed reserves.
                o       Acquisitions of producing reserves.
                o Acquisitions of working production interests and royalties.

PROPERTY INTERESTS

- HAMILL LEASE

        In March of 2004, Aquatic acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill Lease, a natural gas producing property located in Matagorda County Texas and operated by Century Resources Inc. of Houston Texas. The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. The agreement also includes an exclusive, optional, "New Project and Exploration Drilling Participation' agreement with Century, which has three successive one-year terms, with the Company holding the exclusive option on each year. The 3645-acre property lease is secured by the property's natural gas production from three of the seven existing wells. With a regulatory well spacing requirement of 40 acres per well the property has approximately 300 developed acres with the remaining 3,345 acres undeveloped.

The property has historically produced natural gas from multiple stacked pay sands supported by a 10 square mile area of mutual interest.

- PRADO FIELD
(Subsequent Events - See Note 20 - Notes to Consolidated Financial Statements)

        In August, 2004, the Company's, through its New Project Joint Participation agreement with Century Resources Inc. of Houston Texas, acquired a 50 percent interest in a 1,400-acre property lease in the Prado oil field, and located in Jim Hogg County Texas, with the remaining 50 percent owned by Century. This lease has 20 existing wells that were originally produced in the 1960's. The Prado Field produces oil and gas from the down dip margin of the Jackson-Yegua barrier/sandplain sandstone play. Although most Jackson fields were discovered in the 1920's and 1930's Prado Field was discovered in 1956, late in the exploration history of the Jackson group. The field has had extensive development, producing from the late 1950's and early 1960's a cumulative 23 million barrels of oil and greater than 32 billion cubic feet of natural gas. The Company has detailed studies pertaining to this field that show strong potential for development of significant by-passed reserves of both oil and natural gas.


RISK FACTORS OF THE OIL AND GAS INDUSTRY

VOLATILE OIL AND GAS PRICES CAN MATERIALLY AFFECT THE COMPANY.

        The Company's future financial condition and results of operations will depend upon the prices received for the Company's oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include worldwide political instability (especially in the Middle East and other oil-producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. A substantial or extended decline in oil and gas prices would have a material adverse effect on the Company's financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital. Oil and natural gas prices have historically been and are likely to continue to be volatile. This volatility makes it difficult to estimate with precision the value of producing properties in acquisitions and to budget and project the return on development projects involving the Company's oil and gas properties. In addition, unusually volatile prices often disrupt the market for oil and gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.

UNCERTAINTY IN CALCULATING RESERVES; RATES OF PRODUCTION; DEVELOPMENT EXPENDITURES; CASH FLOWS:

        There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie the reserve estimates, including many factors beyond the Company's control. Reserve data represent only estimates. In addition, the estimates of future net cash flows from the Company's proved reserves and their present value are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in the actual quantity of the Company's reserves and future net cash flows from them being materially different from the estimates. In addition, the Company's estimated reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil and gas prices, operating and development costs and other factors.

OIL AND GAS OPERATIONS INVOLVE SUBSTANTIAL COSTS AND ARE SUBJECT TO VARIOUS ECONOMIC RISKS:

        The oil and gas operations of the Company are subject to the economic risks typically associated with development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. In conducting development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause the Company's development and production activities to be unsuccessful. This could result in a total loss of the Company's investment. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

SIGNIFICANT CAPITAL REQUIREMENTS:

        The Company must make a substantial amount of capital expenditures for the acquisition, and development of oil and gas reserves. To date, the Company has paid for acquisitions and expenditures with cash from the issuance of debt, convertible notes and operating activities. The Company's revenues or cash flows could be reduced because of lower oil and gas prices or for some other reason. If the Company's revenues or cash flows decrease, it may not have the funds available to replace its reserves or to maintain production at current levels. If this occurs, it would reduce production over time. Other sources of financing may not be available if the Company's cash flows from operations are not sufficient to fund its capital expenditure requirements. Where the Company is not the majority owner or operator of an oil and gas project, it may have no control over the timing or amount of capital expenditures associated with the particular project. If the Company cannot fund its capital expenditures, its interests in some projects may be reduced or forfeited.

COSTS INCURRED TO CONFORM TO GOVERNMENT REGULATION OF THE OIL AND GAS INDUSTRY.

        Costs incurred due to changes at the federal or state level of the oil and natural gas regulatory environment could adversely affect the Company's ability to conduct business.

COSTS INCURRED RELATED TO ENVIRONMENTAL MATTERS.

        The Company, as a part owner or lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, and require suspension or cessation of operations in affected areas.

        The Company is not aware of any environmental claims existing as of September 29, 2004, which would have a material impact upon the Company's financial position or results of operations.

DEVELOPMENT HAZARDS:

        Production development of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or equipment, injury to persons, loss of life, or damage to property or the environment.

GENERAL ECONOMIC CONDITIONS:

Virtually all of the Company's operations are subject to the risks and uncertainties of adverse changes in general economic conditions, the outcome of pending and/or potential legal or regulatory proceedings, changes in environmental, tax, labor and other laws and regulations to which the Company is subject, and the condition of the capital markets utilized by the Company to finance its operations.

SEASONALITY OF BUSINESS

        Weather conditions affect the demand for and prices of natural gas and can also delay drilling activities, disrupting our overall business plans. Demand for natural gas is typically higher in the second and third quarters due to increased heating demands resulting in higher natural gas prices. Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of results that would be realized on an annual basis.

COMPETITIVE CONDITIONS IN THE BUSINESS

        The petroleum and natural gas industry is highly competitive and we compete with a substantial number of other companies that have greater resources, such as, GulfWest Energy Inc. and TransTexas Gas Corp. Many such companies, not only explore, produce and market petroleum and natural gas but also carry on refining operations and market the resultant products on a worldwide basis. There is also competition between petroleum and natural gas producers and other industries producing energy and fuel. Furthermore, competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the governments (and/or agencies thereof) of the United States and Canada; however, it is not possible to predict the nature of any such legislation and/or regulation which may ultimately be adopted or its effects upon our future operations. Such laws and regulations may, however, substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation. The exact effect of these risk factors cannot be accurately predicted.

DISTRIBUTION

        Aquatic sells its production through contracts with existing pipeline operating companies and crude oil brokers. Due to the consistent demand for domestic energy as well as the maturity of the industry, Aquatic is able to achieve 100 percent sales of its production and have little to no difficulty in renewing distribution contracts as required.


IMPORTANT EVENTS

        o On February 28th, 2003 AQCI cancelled the arrangement regarding the planned purchase of the fleet of Boats owned by Raymond Lefebvre. The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. The Company is moving ahead with the cancellation of the original stock certificates with the transfer agent.

        o On March 26th, 2003 Gary J. Ackles resigned as Director, President and CEO of AQCI and was succeeded by Sheridan B. Westgarde, a C.A.S. Tech. graduate of UCC British Columbia and a well recognized technology specialist in the robotics and automation industry.

        o During October 2002, the Company entered into an agreement with Gary Ackles to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurui reservoir. Under the terms of the agreement, the proceeds of sale were $70,000 resulting in a pre-tax gain of approximately $65,700. The Company applied the value of the machine as an offset to the unpaid license fee owed to Legacy Systems Corp. (Notes 9 and 17).

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

        o On September 5th, 2003 AQCI signed an initial Memorandum of Understanding followed by a Letter Of Intent (LOI) with Century Resources Inc. ("Century") of Houston Texas, owned by Edward R. DeStefano, for the acquisition of Century by AQCI. In March 2004, this agreement was terminated in favor of the acquisition of a 20 percent ownership position in Hamill Lease.

        o During December 2003, the Company entered into an agreement whereby, the repayment of the outstanding debentures is intended to be made by an Equity Line of Credit instrument negotiated between the convertible debenture holders and the Company. Based on this arrangement, the Company and the convertible debenture holders further agreed to an additional funding of $900,000. While these new funds are secured as a convertible debt, the repayment is intended to be managed through the Equity Line of Credit. The Company signed a $100,000 convertible promissory note as an advance on the $900,000 and paid $80,000 as a deposit to acquire the Hamill Lease and Options.

        o Effective March 1, 2004, the Company acquired a 20 percent ownership position with 16 percent net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. ("Century"). Century, a privately held Texas corporation, has an interest in various oil and natural gas properties. Under the agreement, the Company will receive 16 percent of net revenue before royalty expense. The agreement also includes an exclusive, optional, "New Project and Exploration Drilling Participation' agreement with Century. The agreement is for three successive one-year terms, with the Company holding the exclusive option on each year. (See Note 1 - Notes to Consolidated Financial Statements)

        o Effective March 1, 2004, the Company has a Lease Operating Agreement in place with Century Resources Inc. of Houston Texas. The operating agreement outlines the various responsibilities of both the Company and Century in regards to the management and operations of Hamill Lease. (See Note 14 - Notes To Consolidated Financial Statements)

        o During March 2004, the Company entered into a consulting agreement with Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, is for one year and provides for consulting fees of $2,000 cash and $2,000 worth of Company common stock. (See Note 14 - Notes to Consolidated Financial Statements)

        o During March 2004, the Company entered into consulting agreement with Lonnie Hayward who specializes in assisting publicly held companies to find acquisition candidates and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. (See Note 14 - Notes to Consolidated Financial Statements)

SUBSEQUENT EVENTS (AFTER MAY 31, 2004)

        o Beginning June 2004, maintenance work was commenced on the Hamill property, which resulted in 2 additional wells coming into production. These 2 wells added approximately 250 thousand cubic feet of gas per day to over-all lease production. Additionally, maintenance work was performed on the original producing well, which resulted in that well production rising from approximately 700 thousand cubic feet of gas per day to approximately 1.05 million cubic feet of gas per day.

        o During July 2004, the Company entered into a agreement to exchange amounts due to Sheridan Westgarde, as well as stock compensation due Mr. Westgarde under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructuring and pending shareholders approval of the Proxy. As a director of the Company, Mr. Westgarde shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933.

        o During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (Note 9). The agreement requires the Company to return the Aquatic Timber Harvesting Equipment (Note 5) and issue 40,000,000 pre-restructured shares of the Company's common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy (Note 9) and the $80,000 due Legacy in un-paid licensing fees (Note 9). The remaining amount due G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

        o During July 2004, the Company received short term loans from Sheridan Westgarde, the Company's CEO, Lonnie Hayward, consultant, and Robert Marchand in an amount aggregating $42,000 which was used, along with Company's available cash, to fund the purchase of the 50 percent working interest in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, Mr. Westgarde and Mr. Hayward were repaid their principal amounts plus 10 percent, while Mr. Marchand declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months.

        o During July 2004, the Company, together with Century Resources Inc., completed an acquisition of an approximately 1,400 acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The total purchase price for this acquisition was $140,000, of which the Company's 50 percent ownership position and 45 percent net-revenue interest was $70,000. This lease has 20 existing wells that were originally produced in the 1960's 2 of which are still producing approximately 30 Barrels of oil per day. In cooperation with Century Resources Inc., the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves. The Company is awaiting the completion of 3D seismic processing that will be the basis for future development plans.

        o During July 2004, the Company entered into a preliminary agreement in principle to sell a portion of its working interest in the Prado Field to Titan Consolidated Inc., a Nevada based corporation. Should this agreement be consummated, Titan would be responsible for 40 percent of the development and operating costs while receiving 20 percent of the net revenue from all Prado production. The purchase price is $500,000 of which the Company received, in July 2004, $10,000 of a $40,000 non-refundable deposit. The balance of the deposit is due by September 15, 2004 with the final closing date and remainder of the purchase price due on November 15, 2004. On September 15, 2004 the Company granted an extension of the non-refundable deposit due date to October 20, 2004 and the final closing date to December 1, 2004.

        o During August 2004, the Company issued $250,000 in convertible debentures and warrants to acquire a working interest in Prado and pay a portion of outstanding consulting fees as of May 31, 2004.

        o During September 2004, the Company plans to file an amended Preliminary 14/A filing with the Securities and Exchange Commission, wherein, the Company will announce its intention to seek shareholder approval for an increase in the authorized shares to 3,000,000,000 shares. Additionally, the Company will seek approval to perform a reverse split on the issued and outstanding shares of the Company by a maximum factor of 750:1 (see Note 21 - Notes to Consolidated Financial Statements).

GOING CONCERN

        Aquatic Cellulose International Corporation has experienced recurring losses, has a working capital deficiency of $1,526,189 and an accumulated deficit of $7,905,082 as of May 31st, 2004. At the end of fiscal year ended May 31st, 2003 the Company had ceased its underwater timber harvesting operations due to the difficulty associated with the investment and operations of the Brazil project. These factors, among others, raise substantial doubt as to its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMPLOYEES

        As of May 31st, 2003 the Company had no employees and two consultants under contract. As of May 31st, 2004 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there are three Consultants under contract.

ITEM 2.         DESCRIPTION OF PROPERTY

        As of August 2003, AQCI's offices are located at 2504 43rd Street, Suite 5, Vernon, British Columbia, V1T6L1. There is no lease and the rent is due on a monthly basis at the rate of $280.00.

        Prior to August 2003, AQCI's offices were located at 3704 32nd Street, Suite 301 Vernon, British Columbia, VIT 5N6. Annual lease payments under this lease were $12,370 per year.


ITEM 3.         LEGAL PROCEEDINGS

        AQCI is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against AQCI has been threatened.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Company is currently in process to seek approval from shareholders to amend our certificate of incorporation to increase the number of authorized Common Stock from 100,000,000 to 3,000,000,000 shares, to amend our certificate of incorporation to change the Company name to Valor Energy Corporation and to amend our certificate of incorporation to provide for a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to a maximum of one newly issued share for each seven hundred and fifty outstanding shares of Common Stock.

        The increase in authorized shares will allow the Company to facilitate the conversion of existing convertible debt as well as amounts due to related parties. The change of our Company name will better identify the Company in the new business. The stock combination or reverse split will allow the Company to facilitate the issuance of common shares in connection with the purchase of the Hamill Natural Gas Lease, meet obligations to industry professionals as well as to facilitate the conversion of existing convertible debt.

        The Company plans to convert existing convertible debt to reducing the amount outstanding and then perform a combination of the stock. The Company plan to allocate shares of the post-consolidated company to key individuals pending approval of shareholders (see Note 21 - Notes to Consolidated Financial Statements).

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

                                               High Bid      Low Bid
        ------------------------------------ ------------ -------------
            FISCAL 2002
        ------------------------------------ ------------ -------------
            First Quarter 2002                  .07          .02
        ------------------------------------ ------------ -------------
            Second Quarter 2002                 .05          .01
        ------------------------------------ ------------ -------------
            Third Quarter 2002                  .05          .01
        ------------------------------------ ------------ -------------
            Fourth Quarter 2002 (5/31/02)       .14          .06
        ------------------------------------ ------------ -------------

        ------------------------------------ ------------ -------------
            FISCAL 2003
        ------------------------------------ ------------ -------------
            First Quarter 2003                  .09          .018
        ------------------------------------ ------------ -------------
            Second Quarter 2003                 .033         .014
        ------------------------------------ ------------ -------------
            Third Quarter 2003                  .014         .004
        ------------------------------------ ------------ -------------
            Fourth Quarter (5/31/03)            .008         .002
        ------------------------------------ ------------ -------------

        ------------------------------------ ------------ -------------
            FISCAL 2004
        ------------------------------------ ------------ -------------
            First Quarter 2004                  .004         .004
        ------------------------------------ ------------ -------------
            Second Quarter 2004                 .006         .004
        ------------------------------------ ------------ -------------
            Third Quarter 2004                  .006         .006
        ------------------------------------ ------------ -------------
            Fourth Quarter (5/31/04)            .007         .004
        ------------------------------------ ------------ -------------

        To date, AQCI has not declared or paid dividends on its common stock.

        As of May 31st, 2004, there were approximately 361shareholders of record (that are not in street name) of AQCI's Common Stock.

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

CONVERTIBLE NOTES ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

        On March 4th, 2001 Aquatic issued two convertible debentures of $100,000 in cash each for an aggregate of $200,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

        On March 22th, 2004 Aquatic issued three convertible debentures of $433,333, $433,334 and $33,333 respectively, in cash each for an aggregate of $900,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

WARRANTS AND OPTIONS ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

        During March 2001, Aquatic issued common stock purchase warrants for the right to purchase 100,000 shares of Common Stock of AQCI at $.35 per share and expire March 14, 2003. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. During fiscal year ending May 31, 2004 these warrants have expired.

        During September 2001, Aquatic issued common stock purchase warrants for the right to purchase 250,000 shares of Common Stock of AQCI at $.69 per share and expire September 29, 2003. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. During fiscal year ending May 31, 2004 these warrants have expired.

        On March 22nd, 2004, Aquatic issued common stock purchase warrants for the right to purchase 900,000 shares of Common Stock of AQCI at $.0004 per share and expire March 22nd, 2006. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

TRANSFER AGENT AND REGISTRAR

        The Company's transfer agent is Oxford Transfer & Registrar located at 317 Southwest Alder, Suite 1120, Portland, Oregon, 92704.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

        The Company has reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas. On March 22, 2004, the Company acquired from Century Resources Inc., retroactive to March 1, 2004, a 20 percent ownership position and a 16 percent net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas. The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. The company's original plan to acquire Century, a Texas based oil and gas Company, was replaced with this new acquisition agreement which includes an exclusive, optional, "New Project and Exploration Drilling Participation" agreement with Century. This aspect of the agreement has three successive one-year terms, with the Company holding the exclusive option on each year. (See Note 1 - Notes to the Consolidated Financial Statements)

HAMILL & PRADO PRODUCTION

        Beginning June 2004, maintenance work was commenced on the Hamill property, which resulted in 2 additional wells coming into production. These 2 wells added approximately 250 thousand cubic feet of gas per day to over-all lease production. Additionally, maintenance work was performed on the original producing well, which resulted in that well production rising from approximately 700 thousand cubic feet of gas per day to approximately 1.05 million cubic feet of gas per day resulting in a total lease production of approximately 40 million cubic feet of gas per month commencing July 10, 2004, an overall increase of 15.5 million cubic feet of gas over previously reported numbers.

        Currently the Prado Field is producing approximately 900 barrels of oil per month from 2 of the 20 existing wells. The Company is currently waiting on the completion of detailed evaluation of 3D seismic and other site engineering data, for both Hamill and Prado, that will further define the reserve potential, as well as future development costs.

        As previously reported, the Company has in the past been seeking to acquire the TigeroLynk(TM) large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the TigeroLynk(TM) robotic technology patented and owned by Gary Ackles, former CEO of the Company. During July 2004, the Company entered into a agreement with Gary Ackles, former Company CEO, to cancel all plans to merge. The agreement to part ways involves the note the Company currently has with Legacy Systems, the ATH-120 manipulator arm components currently stored at a manufacturing facility in Kamloops, British Columbia as well as settlement of amounts currently owed to Legacy Systems and Mr. Ackles (see Note 5, 9 & 20 - Notes to Consolidated Financial Statements)

        The short-term objectives of Aquatic are to achieve growth of both oil and natural gas reserves and revenue by pursuing the following:

        1) Development of its current working interest in the Hamill & Prado Leases in Matagorda County and Jim Hogg County, Texas respectively.

        2) Completing the acquisition and development of other property and working interest opportunities with proven reserve potential, made known to the Company through its "New Project and Exploration Drilling Participation" agreement with Century.

        Aquatic's long-term objectives are as follows:

        Invest in new oil and gas properties, combined with balanced development of drilling and exploitation of current reserves. The company has several exclusive opportunities, available to it through its "New Project and Exploration Drilling Participation" agreement with Century, to acquire both oil and gas property interests and development drilling interests.

        Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable (See Notes 2 & 11 - Notes to Consolidated Financial Statements). The Company has in the past successfully relied on private placements of common stock, bank financing, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions.

By selling the equipment located in Brazil and the settlement agreement with Mr. Ackles (see Note 5, 9 & 20 Notes to Consolidated Financial Statements) the Company currently does not own any significant equipment. (See Note 4- Notes to the Consolidated Financial Statements) As of May 31st, 2004 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there are three Consultants under contract.

RESULTS OF OPERATIONS

YEAR ENDED MAY 31ST, 2004 COMPARED TO YEAR ENDED MAY 31ST, 2003

        The company earned revenue of $33,053 for the year ended May 31st, 2004, compared with $nil for fiscal 2003 for a increase of $33,053. The increase was attributable to the acquisition of the Hamill lease natural gas producing property.

        Operating costs and expenses for the year ended May 31st, 2004, were $782,964 and $1,333,314 for the year ended May 31st, 2003 for a decrease of $550,350. This was mainly attributable to the selling, general and administrative expenses in 2004 of $301,930, down from $1,184,582 in 2003, offset by an increase in financing fees from $147,569 in 2003 to $473,676 in 2004.

        The Company incurred a loss in fiscal 2004 of $749,911 compared with a loss of $1,247,850 in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities in fiscal 2004 amounted to $162,806 compared to $23,037 in fiscal 2003 for an increased use of cash of $139,769. The use of cash is attributable to a net loss of $749,911 offset by $7,358 in depreciation, $27,395 in amortization of deferred financing costs, $274,243 in amortization of beneficial conversion feature, $101,777 in un-paid fees and expenses due to stockholders and $195,163 in accounts payable and accrued liabilities less $18,671 in un-paid equity of Hamill lease and $160 of prepaid expenses.

        Financing activities generated net cash of $845,267 in fiscal 2004 compared with $86,500 in fiscal 2003. The cash from financing activities for fiscal year 2004 was generated from issuance of notes of $53,000 and convertible debenture of $900,000 less deferred financing costs.

        At May 31st, 2004 the Company had cash of $58,252 for total current assets of $156,333.

        Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable (See Notes 2 & 11 - Notes to Consolidated Financial Statements). The Company has in the past successfully relied on private placements of common stock, bank financing, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions.

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

        The `Former Accountants' reports on the financial statements for the fiscal years ended May 31st, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

        During the last two fiscal years preceding the `Former Accountants' resignation, and for the interim period from June 1st, 2002 through January 8th, 2003, there were no "reportable events" as defined by Regulation S-K, Item 304(a)(1)(v)(A) through (D).

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

        Fiscal year 2002 was originally audited by Merdinger, Fruchter , Rosen and Company, P.C. who decided to cease auditing publicly traded companies and informed ACQI of their decision on December 18th, 2002 (see Form 8-K filed January 10th, 2003). Fiscal year 2001 was audited by KPMG LLP. AQCI's decision to change auditors at this time was based on financial considerations (see Form 8-K filed March 27th, 2002. As reported in the referenced Form 8-K's filed, there were no disagreements with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

        As a result of Merdinger, Fruchter , Rosen and Company, P.C. decision to cease auditing publicly traded companies, Wong Johnson & Associates will be auditing fiscal year 2002 again and an amended Form 10KSB will be filed shortly. Subsequently the Form 10KSB for fiscal year 2003 and all interim reports will be filed.

        A letter from the Former Accountants addressed to the Securities and Exchange Commission stating the Former Accountants agree with the statements made by the Company in this report has been filed as an exhibit to this report.

4. A Form 8-K/A was filed on April 1st, 2004, correcting the previously filed Form 8-K filed on February 24th, 2004 and reporting a change in accounting firms.

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

        AQCI's Board of Directors has approved the change in Certifying Accountants from the Former Accountants to Wong Johnson & Associates.

        The former accounts performed interim reviews for the November 2002 and February 2003 10QSB's and did not participate in auditing AQCI's financial statements for any fiscal year and therefore could not extend an opinion of any nature on AQCI. During the most recent two years ended May 31, 2003 and 2002 and until the engagement of Wong Johnson & Associates, the Registrant has not consulted with Wong Johnson & Associates regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that Wong Johnson & Associates concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as the term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

        Fiscal year 2002 was originally audited by Merdinger, Fruchter , Rosen and Company, P.C. who decided to cease auditing publicly traded companies and informed ACQI of their decision on December 18, 2002 (see Form 8-K filed January 10, 2003). Fiscal year 2001 was audited by KPMG LLP. AQCI's decision to change auditors at this time was based on financial considerations (see Form 8-K filed March 27, 2002. As reported in the referenced Form 8-K's filed, there were no disagreements with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

        As a result of Merdinger, Fruchter , Rosen and Company, P.C. decision to cease auditing publicly traded companies, Wong Johnson & Associates will be auditing fiscal year 2002 again and an amended Form 10KSB will be filed shortly. Subsequently the Form 10KSB for fiscal year 2003 and all interim reports will be filed.

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

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

---------------------------- ------------ ------------------------------
NAME                         AGE          POSITION
---------------------------- ------------ ------------------------------
Sheridan B. Westgarde         35          Director & President
---------------------------- ------------ ------------------------------
Gary J. Ackles   * 1          50          Director & President
---------------------------- ------------ ------------------------------
Shane Kerpan    *1            33          Secretary & Treasurer
---------------------------- ------------ ------------------------------
Claus Wagner-Bartak *2        65          Director
---------------------------- ------------ ------------------------------

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

BIOGRAPHIES OF OUR EXECUTIVE OFFICERS AND DIRECTORS

        Sheridan B. Westgarde: Mr. Westgarde was appointed to the Board of directors March 27th 2003. As a C.A.S. Tech. graduate of UCC British Columbia and a recognized specialist in the robotics and automation industry, Mr. Westgarde has been extensively involved in the design and development of the TigeroLynk(TM) manipulator technology. In addition, Mr. Westgarde has valuable knowledge and experience in the Oil and Gas industry, providing his technical expertise in down-hole tool management and implementation.

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

CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS

On May 20, 2004, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in Item 13 as an exhibit 33.1.

ITEM 10.        EXECUTIVE COMPENSATION

        The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31st, 2004 to the Company's Chief Executive Officer, Secretary and Director during such period.

                                             CHART - EXECUTIVE COMPENSATION
------------------- --------------------------------------------- --------------------------------------------------------------
     Payouts                    Annual Compensation                               Long Term Compensation Awards
------------------- --------------------------------------------- --------------------------------------------------------------
(a)                 (b)     (c)       (d)      (e)                (f)           (g)               (h)         (i)
------------------- ------- --------- -------- ------------------ ------------- ----------------- ----------- ------------------
Name and            Year    Salary    Bonus    Other Annual       Restricted    Securities        LTIP        All Other
Principal Position                             Compensation ($)   Stock         Underlying        Payouts     Compensation ($)
                                                                  Awards ($)    Options/SAR (#)   ($)
------------------- ------- --------- -------- ------------------ ------------- ----------------- ----------- ------------------
Sheridan B.         2004    82.5K
Westgarde           2003    15K                                                            0
President/CEO       2002    N/A                                                            0


------------------- ------- --------- -------- ------------------ ------------- ----------------- ----------- ------------------
Gary Ackles         2004    49.5K
President/CEO       2003    100K                                                           0
*1                  2002    107K                                                           0
                                                                                   1,202,500
------------------- ------- --------- -------- ------------------ ------------- ----------------- ----------- ------------------
Shane Kerpan        2004     0
Secretary *1        2003     0                                                             0
                    2002     0                                                             0
                                                                                     117,500
------------------- ------- --------- -------- ------------------ ------------- ----------------- ----------- ------------------
Claus               2004     0
Wagner-Bartak       2003     0                                                             0
Director *2         2002     0                                                             0
                                                                                     105,250

------------------- ------- --------- -------- ------------------ ------------- ----------------- ----------- ------------------

*1  Resigned in 2003
*2  Resigned in 2004


CHIEF EXECUTIVE OFFICER COMPENSATION:

        Mr. Westgarde has a three year consulting agreement commencing April 1, 2003, providing for an annual compensation of $90,000. In addition, the Board of Directors has committed to make Mr. Westgarde a significant shareholder in the Company with a share position of 5% of the authorized share volume of the Company issued over the course of three years. To the date of this filing these shares have not been issued. Effective, March 1, 2004, the agreement for Mr. Westgarde was modified to reduce the cash portion of the consulting fee to $5,000 per month and include $1,500 per month in stock compensation. Additionally, during July 2004, the Company entered into an agreement to exchange the 5 percent of the new authorized share volume, post-proxy, owed to Mr. Westgarde for a 27 percent common share equity position in the Company post restructuring and pending and pending shareholders approval of the Proxy. As a director of the Company, Mr. Westgarde shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933.

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

COMPENSATION OF DIRECTORS

        Mr. Westgarde, the Company's President and Chief Executive Officer, is currently the sole director of the company with his compensation as detailed above. The Company is committed to make Mr. Lonnie Hayward a director pending shareholder approval of the Proxy. (see Note 14 & 21 - Notes to Consolidated Financial Statements).


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


        Name and Address                   Shares Owned Beneficially(1)                Percent of Class
        ----------------                   ----------------------------                ----------------
        Sheridan B. Westgarde                        2,500,000                                    0%
        2504 27th Ave.
        Vernon, BC. V1T 1T1

        Gary J. Ackles
        3498 Salmon River Bench Rd                           0                                    0%
        Vernon, B.C. V1T 8Z7

        Claus Wagner-Bartak                                  0                                    0%
        4092 Lee Highway
        Arlington, VA 22207

        Shane Kerpan                                         0                                    0%
        816 George Ann Street
        Kamloops, B.C. V2C 1L5

        Officer/Director as a Group                  2,500,000                                  2.5%


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

        The Company service agreement with Kathy Ackles, wife of the former president, for bookkeeping and administrative services for $36,000 per annum expired as of June 1st, 2003.

        The Company has an employment agreement with Gary Ackles, the Company's former president, providing for an annual salary of $107,134 and severance benefits. As of March 26th 2003 Mr. Ackles resigned from the Company and exercised his severance package.

        Effective, March 1, 2004, the agreement for Mr. Westgarde, the Company's Director and President, was modified to reduce the cash portion of the consulting fee to $5,000 per month and include $1,500 per month in stock compensation. Additionally, during July 2004, the Company entered into an agreement to exchange the 5 percent of the new authorized share volume, post-proxy, owed to Mr. Westgarde for a 27 percent common share equity position in the Company post-restructuring and pending shareholder approval of the Proxy. As a director of the Company, Mr. Westgarde shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933.

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

        During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (see Note 9 - Notes to Consolidated Financial Statements). The agreement requires the Company to return the Aquatic Timber Harvesting Equipment (see Note 5 - Notes to Consolidated Financial Statements) and issue 40,000,000 pre-restructured shares of the Company's common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy and the $80,000 due Legacy in un-paid licensing fees. The remaining amount due G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

        During October 2002, the Company entered into an agreement with Gary Ackles, former CEO, to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0-located on the Tucurui reservoir. Under the terms of the agreement, the proceeds of sale were $70,000 resulting in a pre-tax gain of approximately $65,700. The Company applied the value of the machine as an offset to the unpaid license fee owed to Legacy Systems Corp. (see Notes 9 & 17 - Notes to Consolidated Financial Statements).

        During the fiscal year ended May 31, 2003, approximately $100,000 of loans made to a Director for the exercise of Company stock options was called by the Company. The balance owed to the Company was used as an offset against unpaid wages due to Gary Ackles (see Note 12 - Notes to Consolidated Financial Statements). The remaining loans were forgiven to the two other Directors during January 2003.

ITEM 13.        EXHIBITS, LIST AND REPORTS IN FORM 8-K

(A) EXHIBITS


Exhibit
Number            Description
------            -----------

3.1      Articles of Incorporation of the Company filed February 28th, 1997.  (1)
3.2      Certificate Amending Articles of Incorporation filed November 19th, 1997.  (1)
3.3      Bylaws of the Company.  (1)
4.1      Form of Common Stock Certificate.  (2)
4.2      Form of Warrant Agreement with Form of Warrant Election to Purchase.  (2)
6.1      Lease for the Premises dated November 1st, 1996.  (1)
10.1     Form of Secured Convertible Debenture Purchase Agreement.  (2)
10.2     Form of Registration Rights Agreement. (2)
10.3     Form of 12% Convertible Debenture.  (2)
10.4     Form of Security Agreement.  (2)

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

33.1      Code of Ethics for Chief Executive Officer and Senior Financial Officers

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

2. Form 8-K dated March 31st, 2003 reported Gary Ackles has resigned as Chairman of Board of Directors and CEO of Aquatic Cellulose International Corporation effective March 26th, 2003 to dedicate his time to his technology and corporate development for personal reasons.

3. Form 8-K dated February 23rd, 2004 reported that on or about May 30th, 2003, Aquatic Cellulose International Corporation and Stonefield Josephson, Inc., mutually parted ways. AQCI officially engaged Wong Johnson & Associates, A Professional Corporation, on February 16th, 2004, to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31st, 2002 and May 31st, 2003. The decision to change was based on financial considerations and was approved by the Board of Directors.

4. Form 8-K/A dated April 1st, 2004 was a correction of the previously filed Form 8-K and reported that on or about July 3, 2003, Aquatic Cellulose International Corporation dismissed Stonefield Josephson, Inc., however they were not informed of such until management engaged the new accountants. AQCI officially engaged Wong Johnson & Associates on February 16, 2004, to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31, 2002 and May 31, 2003. All filing stopped until Wong Johnson and Associated were retained. At that time all 10KSB' and 10QSB's were brought current with Wong Johnson during the audits and reviews. The decision to change was based on financial considerations and was approved by the Board of Directors.

5. Form 8-K dated April 13th, 2004 reported that on March 22, 2004 Aquatic Cellulose International Corporation ("AQCI") completed a $900,000 financing with a New York based investor group. The financing has been structured as a convertible debenture. On March 22, 2004 Aquatic Cellulose International Corporation ("AQCI") completed a purchase and sale agreement with Century Resource Inc. of Houston Texas, for the acquisition of a 20% working interest and 16% net revenue interest in the 3,645 acre Hamill Lease natural gas property in Matagorda County, Texas. This agreement, with three successive one year terms and an exclusive renewal option on each year, provides Aquatic the exclusive option to participate in purchase or exploration of any and all future projects by Century. The cost of this acquisition and exclusive optional participation agreement was $580,000 dollars and a 15% ownership stake in the company. The decision to approve the terms of the financing and subsequent working interest acquisition was approved by the Board of Directors.


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

During fiscal year 2004, the Company's principal accountant billed $83,000 in fees that were directly associated with the preparation of annual audit reports, quarterly reports, examination of revenue and direct operating expenses of the Hamill Lease, read and provide suggestions for pro-forma statements, as well as, Preliminary Proxy 14/A filing.

2) TAX FEES

During fiscal year 2002, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2003, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2004, there were no fees billed associated with the preparation of tax filings.

3) ALL OTHER FEES

During fiscal year 2002, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2003, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2004, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

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

                                  Aquatic Cellulose International Corp.

                                  By:     /s/ Sheridan Westgarde
                                          ----------------------
                                          Sheridan Westgarde
                                          Director, Chief Executive Officer,
                                          President and Chief Accounting Officer


                                          Date:  September 29, 2004

                                  By:     /s/ Sheridan Westgarde
                                          ----------------------
                                          Sheridan Westgarde
                                          President and Chief Accounting Officer

                                          Date:  September 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sheridan Westgarde    Director, Chief Executive Officer,            September 29, 2004
    -----------------

/s/ Sheridan Westgarde    President and Chief Accounting Officer,       September 29, 2004
    -----------------

Consolidated Financial Statements of

                                AQUATIC CELLULOSE
                               INTERNATIONAL CORP.

                              May 31, 2004 and 2003


                                                                            Page
                                                                            ----

                      INDEX TO AUDITED FINANCIAL STATEMENTS


Independent Auditors' Report                                                F-2

Consolidated Balance Sheet as of May 31, 2004 and 2003                      F-3

Consolidated Statement of Operations for the years ended May 31, 2004
        and 2003                                                            F-4

Consolidated Statement of Comprehensive Loss for the years ended
        May 31, 2004 and 2003                                               F-5

Consolidated Statement of Stockholders' (Deficiency) Equity
        for the years ended May 31, 2004 and 2003                           F-6

Consolidated Statement of Cash Flows for the years ended May 31, 2004
        and 2003                                                            F-7

Notes to Consolidated Financial Statements                                  F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Aquatic Cellulose International Corp.
Vernon, British Columbia, Canada

We have audited the accompanying consolidated balance sheet of Aquatic Cellulose International Corporation as of May 31, 2004 and 2003, and the related consolidated statements of operations, of comprehensive loss, of stockholders' deficiency and of cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquatic Cellulose International Corporation, as of May 31, 2004 and 2003, and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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




WONG JOHNSON & ASSOCIATES
A Professional Corporation
Temecula, California
September 19, 2004

                                                                                     AQUATIC CELLULOSE INTERNATIONAL CORP.


                                                                                                Consolidated Balance Sheet
--------------------------------------------------------------------------------------------------------------------------

MAY 31,                                                                                  2004                     2003
-------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
    Cash                                                                               $ 58,252                 $ 13,204
    Prepaid expenses and other current assets                                               450                      290
    Deferred financing costs, net of accumulated
     amortization of $10,102                                                             97,631                        -
-------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                              156,333                   13,494

Property and equipment, less accumulated
     depreciation of $11,404 and $10,787                                                  2,638                    2,566
Investment in Hamill lease                                                              591,930                         -
Advance on equipment purchase                                                           100,000                  100,000
-------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                      $ 850,901                $ 116,060
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                                   $ 87,348                $ 150,290
    Accrued liabilities                                                                 500,759                  242,654
    Amounts due to related parties                                                      741,174                  639,397
    Convertible debentures                                                              300,241                  763,507
    Notes payable                                                                        53,000                        -
-------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                       1,682,522                1,795,848
-------------------------------------------------------------------------------------------------------------------------
Long Term Liabilities
-------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                               1,682,522                1,795,848

Stockholders' Deficit
    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding at May 31, 2004 and 2003, respectively                           -                        -
    Common stock, $0.001 par value, 100,000,000
      shares authorized, 100,000,000 shares issued and
      outstanding at May 31, 2004 and 2003, respectively                                100,000                  100,000
    Advance on deposit of equipment                                                    (125,000)                (125,000)
    Additional paid in capital                                                        7,139,493                5,484,691
    Accumulated deficit                                                              (7,905,082)              (7,155,171)
    Foreign currency translation adjustment                                             (41,032)                  15,692
-------------------------------------------------------------------------------------------------------------------------
      Total stockholders' deficit                                                      (831,621)              (1,679,788)
-------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                           $ 850,901                $ 116,060
=========================================================================================================================



                                                          See accompanying notes

                                                                                           AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                                                            Consolidated Statement of Operations
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                    PERIOD FROM
                                                                                         JUNE 1, 2003            JUNE 1, 2002
                                                                                               TO                      TO
                                                                                         MAY 31, 2004            MAY 31, 2003
--------------------------------------------------------------------------------------------------------------------------------

Equity in earnings of Hamill lease                                                        $      33,053

Operating expenses
      Selling, general and administrative                                                       301,930               1,184,582
      Financing fees                                                                            473,676                 147,569
      Depreciation and depletion                                                                  7,358                   1,163
--------------------------------------------------------------------------------------------------------------------------------
           Total operating expenses                                                             782,964               1,333,314
--------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                           (749,911)             (1,333,314)
--------------------------------------------------------------------------------------------------------------------------------

Other income (expense)
      Gain on disposal of equipment                                                                                      65,725
      Foreign currency translation                                                                                       19,739
--------------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                                          -                  85,464
--------------------------------------------------------------------------------------------------------------------------------


Net loss                                                                                  $    (749,911)           $ (1,247,850)
=================================================================================================================================

Weighted Average Shares                                                                     100,000,000              95,758,155
                                                                               =================================================

Loss Per Common Share                                                                     $       (0.01)           $      (0.01)
                                                                               =================================================


                                                          See accompanying notes

                                                                                   AQUATIC CELLULOSE INTERNATIONAL CORP.

                                                                             Consolidated Statement of Comprehensive Loss
-------------------------------------------------------------------------------------------------------------------------

                                                                                                 PERIOD FROM
                                                                                     JUNE 1, 2003            JUNE 1, 2002
                                                                                          TO                      TO
                                                                                     MAY 31, 2004            MAY 31, 2003
--------------------------------------------------------------------------------------------------------------------------

Net loss                                                                              $ (749,911)           $ (1,247,850)

Foreign exchange translation adjustment                                                  (56,724)                (61,097)
-------------------------------------------------------------------------------------------------------------------------

Comprehensive loss                                                                    $ (806,635)           $ (1,308,947)
-------------------------------------------------------------------------------------------------------------------------



                                                          See accompanying notes


                                                                                               AQUATIC CELLULOSE INTERNATIONAL CORP.



                                                                                    Consolidated Statement of Stockholders' Deficit

                                                                   Paid                   Foreign                         Total
                                          Common      Common        In     Advance on    Currency      Accumulated  Stockholders'
                                          Shares      Stock       Capital    Deposit    Translation      Deficit       Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2002                  78,442,715 $  78,442  $ 4,942,332               $  76,789   $  (5,907,321)  $    (809,758)

Issued upon conversion of debentures      4,189,412     4,190       35,810                                                  40,000
Issued for cash                           3,868,880     3,869       38,631                                                  42,500
Issued for services                      16,010,100    16,010      466,669                                                 482,679
Issued for repayment of loan              2,000,000     2,000       88,000                                                  90,000
Issues to board members for service         900,000       900       25,200                                                  26,100
Notes receivable                                                   105,450                                                 105,450
Shares cancelled                         (5,411,107)   (5,411)    (217,401)                                               (222,812)
Issued as deposit on equipment                                              $ (125,000)                                   (125,000)
Foreign currency translation adjustment                                                    (61,097)                        (61,097)
Net loss                                                                                                (1,247,850)     (1,247,850)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2003                 100,000,000   100,000    5,484,691    (125,000)     15,692      (7,155,171)     (1,679,788)

Foreign currency translation adjustment                                                    (56,724)                        (56,724)
Benefical conversion features                                    1,654,802                                                1,654,802
Net loss                                                                                                  (749,911)       (749,911)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at May 31, 2004                 100,000,000 $ 100,000  $ 7,139,493  $ (125,000) $  (41,032)  $  (7,905,082)  $    (831,621)
====================================================================================================================================

                                                          See accompanying notes

                                                                AQUATIC CELLULOSE INTERNATIONAL CORP.


                                                                  Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------
                                                                              PERIOD FROM
                                                                   JUNE 1, 2003       JUNE 1, 2002
                                                                        TO                 TO
                                                                   MAY 31, 2004       MAY 31, 2003
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                             $ (749,911)       $ (1,247,850)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation and depletion                                              7,358               1,163
     Amortization of defered financing costs                                27,395              19,189
     Amortization of beneficial conversion feature                         274,243              58,325
     Unpaid fees and expenses due to stockholders                          101,777             742,114
     Unpaid equity in earnings of Hamill lease                             (18,671)
     Value of shares cancelled                                                                (222,812)
     Gain on sale of equipment                                                                 (65,725)
     Write off loan from directors                                                               5,450
     Services paid by issuance of common stock                                                 482,679
Increase (decrease) in liabilities
     Prepaid expenses and other current assets                                (160)             16,484
     Accounts payable and accrued liabilties                               195,163             187,946
-------------------------------------------------------------------------------------------------------
     Net cash used by operating activities                                (162,806)            (23,037)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of working interest in Hamill lease                           (580,000)
   Acquisition of equipment                                                   (689)
-------------------------------------------------------------------------------------------------------
     Net cash used by investing activities                                (580,689)                  -
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of notes payable                              53,000
   Issuance of convertible debenture payable                               900,000
   Sale of common stock                                                                         42,500
   Proceeds from loan from affiliated entity                                                    44,000
   Deferred financing costs                                               (107,733)
-------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                             845,267              86,500
-------------------------------------------------------------------------------------------------------

   Effect of exchange rate on cash balance                                 (56,724)            (61,097)
-------------------------------------------------------------------------------------------------------

Net increase in cash                                                        45,048               2,366

Cash at beginning of period                                                 13,204              10,838
-------------------------------------------------------------------------------------------------------
Cash at end of period                                                     $ 58,252            $ 13,204
-------------------------------------------------------------------------------------------------------


SUPPLEMENTAL INFORMATION:

     Interest paid                                                        $     -             $     -
     Taxes paid                                                           $     -             $     -

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES: During the year ended
     May 31, 2003, the Company issued common stock: 16,010,100 shares, valued at $482,679, for services 900,000 shares, valued at $26,100, for directors fees 4,189,412 shares, valued at $40,000, for conversion of convertible debentures 2,000,000 shares, valued at $90,000, for repayment of loan

     During the fiscal year ended May 31, 2004, the Company recorded beneficial conversion options of $1,654,802

                                                          See accompanying notes

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

Aquatic Cellulose International Corp. (the "Company" or "ACIC") was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater operations and decided to focus on a new business direction in the oil and gas industry.

Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. ("Century"). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century, a privately held Texas corporation, has an interest in various oil and natural gas properties. The agreement also includes an exclusive, optional, "New Project and Exploration Drilling Participation' agreement with Century, which has three successive one-year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement was $580,000 and a 15 percent ownership stake in the Company. The Company is currently in the process of conducting a special meeting of shareholders to seek proxy approval to meet this 15 percent ownership commitment (Note 21).

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The Company's 50 percent portion of the acquisition cost was $70,000 (see Note 20).

The Company plans to pursue growth in the oil and gas sector by two principle means:

1) Development of its current ownership positions in the Hamill & Prado leases.
2) Completing the acquisition and development of other property and working interest opportunities with proven reserve potential made known to the Company through its "New Project and Exploration Drilling Participation" with Century.

As previously reported, the Company has been seeking to acquire the Tiger-Lynk large-scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with Tiger-Lynk robotic technology patented and owned by

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


Gary Ackles, former Company CEO. During the forth quarter of the fiscal year ended May 31, 2004, the Company believes that the planned acquisition of Tiger-Lynk is likely to be replaced with a negotiated settlement. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due G. Ackles as of May 31, 2004 (Notes 5, 9 and 20).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

BUSINESS  OPERATIONS

As of May 31, 2004, the Company operated primarily in the United States and Canada. The primary business segments and a description of the business operations of each company are as follows:

CORPORATE

ACIC provides management services to its wholly owned subsidiary, ACL and its working interests in the Hamill lease and Prado properties (Notes 1, 3 and 18).

ACL

ACL was working closely with its manufacturer on the construction of the next generation ATH 120 robotic harvester. As of May 2003, the manufacturing and license agreements were cancelled. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due Legacy Systems as of May 31, 2004 (Notes 5, 9 and 20).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Aquatic Cellulose International Corporation (the "Company") has experienced recurring losses, has a working capital deficiency of $1,526,189 and an accumulated deficit of $7,905,082 as of May 31, 2004 and at the end of fiscal year ended May 31, 2003 had ceased its underwater timber harvesting operations due to the difficulty associated with the investment and operations of the Brazil project. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company's investment will depend upon obtaining financing to engage in drilling of the prospects, of which there can be no assurance. The

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


Company projects that potential future cash flows related to the prospects will exceed their carrying value.

Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

The Company currently has no operating activities but has been acquiring working interests in oil and gas producing properties (Notes 3 and 20).

Previously, the Company recognized sales when timber was shipped, and the title, risks and rewards of ownership had been transferred from the Company to the customer. As previously noted, during the fiscal year ended May 31, 2003 the Company ceased its underwater timber harvesting operations due to the difficulty associated with the investment and operations of the Brazil project

PROPERTY AND EQUIPMENT

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

LONG-LIVED ASSETS

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements' estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the fiscal year ended May 31, 2004, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the fiscal year ended May 31, 2004, no impairments have been recorded on unproved properties

INVESTMENT IN HAMILL LEASE

The Company's investment in the Hamill lease is recorded using the equity method of accounting. Under this method, the investment at cost initially, and the investment is adjusted for the Company's equity in the Hamill lease profit and loss. The investment is further adjusted for additional contributions to and distributions from the Hamill lease.

The Company depletes the acquisition cost of the Hamill lease using the units-of-production method as the related gas reserves are produced so that each unit of gas produced is assigned a pro rata portion of the unamortized acquisition cost. The unit cost is computed on the basis of the total estimated units of gas reserves.

The Hamill lease has an agreement with Harvest Pipeline Company ("Harvest") to sell 100 percent of its natural gas to Harvest at 90 percent of Inside FERC of the Houston Shipped Channel Price. The agreement is effective through October 1, 2004. Because alternate purchasers of natural gas are readily available, the Company believes that the loss of any purchaser would not have a material adverse effect on the financial results of the Company.

INCOME TAXES

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


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

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. The weighted average number of common shares outstanding for computing Basic EPS was 100,000,000 and 95,758,155 for the fiscal years ended May 31, 2004 and 2003, respectively.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing Diluted EPS, including dilutive stock options and warrants, was 100,000,000 and 97,533,405 for the fiscal years

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


ended May 31, 2004 and 2003, respectively. For the fiscal years ended May 31, 2003, 1,775,250 shares attributable to the exercise of outstanding options and warrants were excluded from the calculation of Diluted EPS because the effect was antidilutive. There were no dilutive items as of May 31, 2004 as the Company had already issued all authorized shares. No adjustments were made to reported net income in the computation of EPS.

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

COMPREHENSIVE INCOME

During June 1999, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This pronouncement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; change in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company's net income and foreign currency translation adjustments were the only components of its comprehensive income as of May 31, 2004 and 2003, respectively.

SEGMENT AND GEOGRAPHIC INFORMATION

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS No. 131 requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in multiple segments (Note 18).

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


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

TRANSLATION OF FOREIGN CURRENCY

The Company's functional currency is the United States dollar. The Company's subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency. However, its functional currency has been determined to be the United States dollar. The method of translation applied is as follows: i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transactions occurred. iii) Revenues and expenses are translated at the rate of exchange in effect at the transaction date. iv) The net adjustment arising from the translation is included in the consolidated statement of operations. Effective June 1, 2003, the Company no longer has revenue or expenses paid in Canadian dollars, thus during the fiscal year ended May 31, 2004 the Company reflected no foreign currency translation on the Consolidated Statement of Operations.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period presented. Actual results could differ from those estimates. The collectibility of accounts receivable, the use of estimates for natural gas reserve information and deferred taxes are based on management estimates. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

RECLASSIFICATIONS

The Company reclassified several 2003 liability amounts to conform to the 2004 presentation.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


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

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. As we have no such instruments, the adoption of this issue did not have an impact on our statement of financial position or results of operations.

Emerging Issues Task Force ("EITF") Issue No. 02-03, "Recognition and Reporting of Gains and Losses on Energy Trading Contracts" under EITF Issues No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" was issued in June 2002. EITF Issue No. 02-03 addresses certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged, and (c) accounting for inventory utilized in energy trading activities. As we have no such instruments, the adoption of this issue did not have an impact on our statement of financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement was effective for financial instruments entered into or modified after May 31, 2003.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 3 - ACQUISITION OF OWNERSHIP POSITION IN HAMILL LEASE

The acquisition price for the Hamill lease was $580,000 and a 15 percent ownership stake in AQCI. The acquisition was accounted for as a step acquisition as required by Statement of Financial Standard No. 141, BUSINESS COMBINATIONS as the date and dollar amount for the issuance of the 15 percent ownership interest cannot be determined, pending the approval of a Section 14A proxy statement with the Securities and Exchange Commission.

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at May 31:

                                                2004       2003
                                                ----       ----
       Computer equipment                    $ 3,931    $ 3,931
        Furniture and equipment                5,258      4,569
        Leasehold improvements                 4,853      4,853
                                               -----      -----

       14,042  13,353
       Less: accumulated depreciation         11,404     10,787
                                              ------     ------
                                             $ 2,638    $ 2,566
                                             =======    =======

Depreciation expense was $617 and $1,163 for the fiscal years ended May 31, 2004 and 2003, respectively.

During October 2002, the Company entered into an agreement with Gary Ackles, former CEO, to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurci reservoir. Under the terms of the agreement, the proceeds of sale were $70,000 resulting in a pre-tax gain of approximately $65,700. The Company applied the value of the machine as an offset to the unpaid license fee owed to Legacy Systems Corp. (Notes 9 and 17).

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 5 - ADVANCE ON EQUIPMENT PURCHASES

Pursuant to a manufacturing agreement with a company that is controlled by the Company's former CEO and largest shareholder, the Company is committed to providing the financing for the construction and acquisition of an Aquatic Timber Harvesting Machine at a cost of $750,000. During the fiscal year ended May 31, 2001, the Company had advanced $100,000 towards the purchase of the machine and was exploring outside financing opportunities to finance the remaining commitment (Notes 14 and 17). As of May 2003, the manufacturing and license agreements were cancelled.

During the fiscal year ended May 31, 2003, the Company was advanced approximately $44,000 from the Affiliated Company collateralized by the aquatic timber harvesting equipment (Notes 9 and 17).

During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due Legacy Systems as of May 31, 2004 (Note 20).

NOTE 6- DEFERRED FINANCING COSTS

In connection with the sale of $900,000 convertible debentures on March 22, 2004, the Company incurred financing fees in the amount of $107,733. These fees are amortized over the 24-month life of debentures. The unamortized balance of these fees was $97,631 at May 31, 2004.

NOTE 7 - INVESTMENT IN HAMILL LEASE

T
he investment in Hamill lease consists of the following at May 31, 2004:

Initial deposit to purchase Century (Notes 1 & 11)      $    80,000

Additional payment to acquire working interest              500,000

Allocation of natural gas revenues                           40,665

Allocation of lease operating expenses                       (7,612)

Receipt of earnings in Hamill lease                         (14,382)

Depletion                                                    (6,741)
                                                        ------------
                                                        $   591,930
                                                        ============

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


The Company's investment in the Hamill lease is recorded using the equity method of accounting. Under this method, the investment at cost initially, and the investment is adjusted for the Company's equity in the Hamill lease profit and loss. The investment is further adjusted for additional contributions to and distributions from the Hamill lease. The Company depletes the acquisition cost of the Hamill lease using the units-of-production method.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at May 31:

                                                    2004           2003
                                                    ----           ----
Accrued interest                                  $ 323,165      $ 158,151

Amount due to consultant for common
   stock returned to Treasury                        31,648         31,648

Accrued accounting and legal fees                   138,635         40,200

Other accruals                                        7,311         12,655
                                                  ---------      ---------
                                                  $ 500,759      $ 242,654
                                                  =========      =========

During August 2004, in connection with the issuance of $250,000 in convertible debentures (Notes 10 and 20), the Company remitted payment of approximately $31,000 in accrued accounting and legal fees outstanding as of May 31, 2004.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 9 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at May 31:

                                                          2004          2003
Due to Gary Ackles for unpaid
   consulting fees; severance; and
   expenses paid on behalf of Company
   (Notes 14 & 17)                                     $ 298,233     $ 298,233

Due to Gary Ackles for shares returned
   to treasury (Note 15)                                 144,804       144,804

Unpaid license agreement between Legacy
   Systems and Company  (Notes 4, 14 & 17)                80,000        80,000

Unpaid consulting fees due to Sheridan Westgarde
    and Gary Ackles  (Note 14)                           114,527        26,000

Unpaid consulting fees to Harvey Smith
    and Lonnie Hayward (Note 14)                          13,250

Due to Sheridan Westgarde for shares
   returned to treasury for professional (Note 15)        46,360        46,360

Funds borrowed from Legacy Systems
     (Notes 5 & 17)                                       44,000        44,000
                                                       ---------     ---------

                                                       $ 741,174     $ 639,397
                                                       =========     =========

All amounts due to related parties are non-interest bearing and are payable upon demand.

During July 2004, the Company entered into an agreement to return the remaining aquatic timber harvesting equipment and settle the amount due Legacy Systems as of May 31, 2004 (Notes 20 and 21).

0During July 2004, the Company entered into an agreement to settle all amounts due Sheridan Westgarde as of May 31, 2004 (Notes 20 and 21).

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


During July 2004, the Company entered into an agreement to settle all amounts due Gary Ackles as of May 31, 2004 (Notes 20 and 21).

NOTE 10 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures payable bear interest at 12 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. Debentures aggregating $480,800 at May 31, 2003, are convertible into the Company's common shares at the lesser of $0.60 per share or 70 percent of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $300,000 of the debentures at May 31, 2003 is convertible into common shares at the lesser of $0.083 per share or 67.67 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, $480,800 of the debentures can automatically convert to common shares if certain conditions are met. The remaining $300,000 of the debentures do not automatically convert to common shares on their due dates. $780,800 of the total debentures was in default at May 31, 2003.

During December 2003, the Company entered into an amendment to the debentures outstanding as of May 31, 2003 to extend maturity until March 2006 and to change the conversion price into the Company's common shares to 40 percent of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date.

During March 2004, the Company issued an additional $900,000 of convertible notes and warrants. Convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. The debentures are convertible, at the investors' sole option, into common shares at the lesser of $0.004 per share (fixed conversion price) or 40 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If, at any time, the Company issues or sells any shares of common stock for no or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price will be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9 percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


The debentures are due as follows:


Due Date                                        May 31, 2003      Issued      Converted    May 31, 2004
--------                                        ------------      ------      ---------    ------------
September 29, 2001                              $    480,800           -      $       -    $    480,800

March 14, 2002                                       100,000           -              -         100,000

December 4, 2002                                     200,000           -              -         200,000

March 22, 2006                                             -     900,000              -         900,000
                                                ------------     -------      ---------    ------------

                                                     780,800    $      -      $            $  1,680,800
                                                ============    ========      =========    ============
Unamortized discount related

     to warrants granted in conjunction

     with the issuance of the

     convertible debentures payable                  (17,293)

Unamortized discount related to

     beneficial conversion options on the

     convertible debentures payable                        -                                 (1,380,559)
                                                ------------     -------      ---------    ------------

                                                $    763,507                               $    300,241
                                                ============                               ============

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

                         Exercise
                         Price per     Outstanding                                Outstanding
Expiration Date           Share       May 31, 2003     Issued       Expired      May 31, 2004

September 29, 2003         0.69          250,000             -      250,000               -
March 14, 2004             0.35          100,000             -      100,000               -
March 22, 2009             0.004               -       900,000            -         900,000
                                        --------      --------     --------        --------
                                         350,000       900,000      350,000         900,000
                                        ========      ========     ========        ========

The March 2004 convertible debentures contain a beneficial conversion feature as the debenture holders are granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. The debenture proceeds attributable to the warrants was estimated to be $nil, as the warrants were valued at market value on the date of issuance. The intrinsic value of the beneficial conversion option relating to the debentures being convertible into common shares at prices that are less than the market price at the date of issuance has been calculated at $900,000 which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $112,500 for beneficial conversion features in connection with the March 2004 debentures and warrants have been charged to operations during the fiscal year ended May 31, 2004.

Additionally, in connection with extending the terms of the convertible debentures outstanding as of May 31, 2003, the Company recorded a beneficial conversion feature as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. Therefore, a total of $161,743 for beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 have been charged to operations during the fiscal year ended May 31, 2004.

In connection with these convertible debentures, the Company had $323,165 and $158,151 of accrued interest at May 31, 2004 and 2003, respectively (Note 8).

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 11 - NOTES PAYABLE

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The note is convertible into 200,000 shares of the Company's common stock. The note will be converted following a combination (reverse split) of the issued and outstanding shares pending shareholder approval of the proxy (Note 21).

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending shareholders approval of the proxy (Note 21). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company.

In December 2003, the Company signed a $100,000 convertible promissory note as an advance on the $900,000 convertible notes and warrants issued March 22, 2004 and paid $80,000 as a deposit to acquire Century Resources (Notes 1 and 7).

NOTE 12 - NOTES RECEIVABLE

During the year ended May 31, 1999, the Company loaned $105,450 to three Directors for the exercise of Company stock options. These loans are unsecured, do not bear interest and were due on July 24, 2002. The notes receivable were recorded as a reduction of additional paid-in capital in fiscal 1999.

During the fiscal year ended May 31, 2003, the Company called approximately $100,000 of such loans and used the amount due as an offset against unpaid wages due to Gary Ackles, former Director, CEO and President (Note 9). The remaining loans were forgiven to the two other Directors during January 2003.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 13 - INCOME TAXES

The components of the provision for taxes based on income for the fiscal years ended May 31 are as follows:

                                     2004                        2003

Current

  Federal                         $        -                  $        -

  State                                    -                           -
                                  ----------                  ----------

Total Current                              -                           -
                                  ----------                  ----------
Deferred

  Federal                                  -                           -

  State                                    -                           -
                                  ----------                  ----------

Total Deferred                             -                           -
                                  ----------                  ----------

Total Tax Provision               $        -                  $        -
                                  ==========                  ==========

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the fiscal years ended May 31:


                                     2004                        2003
                                     ----                        ----

Federal Income Tax Rate             (34.0)%                     (34.0)%

Effect of Valuation Allowance        34.0%                       34.0%
                                     -----                       -----

Effective Income Tax Rate             0.0%                        0.0%
                                     =====                       =====

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


At May 31, 2004, the Company had net carry-forward losses of approximately $3,500,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred Tax Assets

  Loss Carry-forwards                  $ 1,408,758

  Less:  Valuation Allowance            (1,408,758)
                                       ------------
Net Deferred Tax Asset                 $         -
                                       ============

Net operating loss carry-forwards expire starting in 2012 through 2024. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain office equipment for varying periods and expects that in the normal course of business, leases will be renewed or replaced by other leases.

The following is a schedule of future minimum lease payments for operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of May 31, 2004:


                              2005            $  5,542

                              2006               3,433
                                              --------

                                              $  8,975
                                              ========

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


The Company rents office space on a month-to-month basis for approximately $280 per month.

Rent expense was approximately $3,400 and $6,100 for the fiscal years ended May 31, 2004 and 2003, respectively.

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

- A three-year employment agreement with Gary Ackles, the Company's former President, CEO and a Director, commencing November 1, 2000, providing for an annual salary of $107,134, plus certain benefits. The agreement calls for a minimum increase in salary of 10% per annum. As of May 31, 2004, approximately $298,000 was owed to Mr. Ackles for unpaid consulting fees (Note 9). The agreement was terminated effective March 30, 2003.

- During March 2003, Gary Ackles resigned as Director, President and CEO of the Company and was succeeded by Sheridan B. Westgarde. Both Mr. Ackles and Mr. Westgarde entered into consulting agreements ranging from 18 to 36 months commencing April 1, 2003, providing for monthly consulting fees of $5,500 and $7,500, respectively. In addition, the Board of Directors has committed to make Mr. Westgarde a significant shareholder in the Company with a share position of 5 percent of the authorized share volume of the Company issued over the course of three years. Effective, March 1, 2004, the agreement for Mr. Westgarde was modified to reduce the cash portion of the consulting fee to $5,000 per month and include $1,500 per month in stock compensation. The agreement for Mr. Ackles was terminated effective March 1, 2004. As of May 31, 2004, approximately $114,500 was owed to Mr. Westgarde and Mr. Ackles for unpaid consulting fees (Note 9).

-During March 2004, the Company entered into consulting agreement with Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, is for one year and provides for consulting fees of $2,000 cash and $2,000 worth of Company common stock. The stock will be payable at every six month anniversary, for as long as the agreement is in place. The issued stock will be at a 20 percent discount to the average stock price of the 6 proceeding months of consulting services. In addition, the Company has committed to make Mr. Smith a significant shareholder pending

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


shareholder approval of the proxy (Note 21). The Company has also agreed to compensate Mr. Smith 7 percent on any financings that Mr. Smith brings to the Company.

-During March 2004, the Company entered into consulting agreement with Lonnie Hayward who specializes in publicly held companies and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make Mr. Hayward a significant shareholder pending shareholder approval of the proxy (Note 21).

LEASE OPERATING AGREEMENT

The Company has a Lease Operating Agreement in place with Century. The agreement requires the Company to pay its 20% share of lease operating fees, amounting to approximately $14,580 annually. The agreement also details the Company's responsibility for 20% of all lease operating expenses, un-scheduled repair, maintenance or re-completion of the lease or wells on an as required basis and of all future development costs. The lease agreement continues for as long as the Company has a working interest in the Hamill lease.

LICENSE AGREEMENT

During the year ended May 31, 2001, the Company advanced $100,000 to finance the commencement of the construction of the new aquatic timber harvester (Notes 5 and 17).

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

As of May 2003, the manufacturing and license agreements were cancelled.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 15 - COMMON STOCK

COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of May 31, 2004 and 2001, 100,000,000 shares were issued and outstanding. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures, conversion of liabilities to equity and sell additional common shares for cash (see Notes 9, 10, 14, and 17).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the agreement has been formally canceled by the seller. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. The Company is moving ahead with the cancellation of the original stock certificates with the transfer agent.

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

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


per share for services rendered (price reflected market price) for a total value of $482,679.

During the fiscal year ended May 31, 2003, the Company's former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $144,804. The Company also received 1,791,000 additional surrendered shares from a stockholder and consultant for the purpose of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $78,008 (Notes 8 & 9).

In accordance with the debenture agreement (Note 10), the Company is required to during the period the conversion rights exists, the Company will reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

PREFERRED STOCK

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of May 31, 2004 and 2003, no classes of preferred stock were authorized, issued or outstanding.

NOTE 16 - STOCK OPTIONS

As of July 31, 2000, there were a total of 1,425,250 options outstanding to purchase the Company's common stock at an exercise price of $0.52 per share, which was the market price of the options on the date of grant. The options expire on February 22, 2005. These options were outstanding as of May 31, 2004 and 2003, respectively.

The following table summarizes the option activity for the fiscal year ended May 31, 2004:

                                                           Weighted-             Weighted-
                       Number of                            Average            Average  Fair
                        Shares         Exercise Price    Exercise Price            Value
May 31, 2003           1,425,250         $     0.52        $     0.52            $   0.52

Granted

Exercised

Canceled

May 31, 2004           1,425,250         $     0.52        $     0.52            $   0.52

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 17 - RELATED PARTY TRANSACTIONS

The Company had a service agreement with Kathy Ackles, wife of the former President, for bookkeeping and administrative services for $36,000 per annum (Note 14). This agreement was expired as of June 1, 2003.

The Company had an employment agreement with Gary Ackles, the Company's former president, providing for an annual salary of $107,134 and severance benefits (Note 14). As of March 26th 2003 Mr. Ackles resigned from the Company and exercised his severance package.

The Company had a license agreement with the Company's former President for the use of his Patented Robotic Technology. The technology will remain exclusive to the Company as long as the Company purchases one robotic system per year (Notes 9 & 14). The manufacturing and license agreements were cancelled as of May 2003.

The Company has a three-year consulting agreement with Sheridan B. Westgarde, Director and President, commencing April 1, 2003 and providing for monthly consulting fees of $7,500. In addition, the Board of Directors has committed to make Mr. Westgarde a significant shareholder in the Company with a share position of 5 percent of the authorized share volume of the Company issued over the course of three years. Effective, March 1, 2004, the agreement for Mr. Westgarde was modified to reduce the cash portion of the consulting fee to $5,000 per month and include $1,500 per month in stock compensation.

During July 2004, the Company entered into an agreement to exchange amounts due to Sheridan Westgarde, as well as stock compensation due Mr. Westgarde under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. Mr. Westgarde would be an affiliate of the Company bearing all the restrictions of affiliates according to the Securities and Exchange Act of 1933 (Note 21).

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, owned by Gary Ackles. The security for the loan was the ATH equipment (Note 5).

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


During June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the Tiger-Lynk robotic technology, also patented and owned by Mr. Ackles.

During September 2003, the Company signed a Memorandum of Understanding, followed in December 2003, by a Letter of Intent with Century Resources Inc. ("Century") of Houston, Texas, for the acquisition of Century by the Company. These two agreements with Century negate and preclude all other agreements between Legacy, Century and the Company and outline the intent to amalgamate Century and the TigerLynk technology with the Company. During the forth quarter of the fiscal year ended May 31, 2004, the Company believes that the planned acquisition of Tiger-Lynk is likely to be replaced with a negotiated settlement. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due Legacy Systems as of May 31, 2004 (Note 21).

During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (Note 9). The agreement requires the Company to return the Aquatic Timber Harvesting equipment (Note 5) and issue 40,000,000 pre-restructured shares of the Company's common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy (Note 9) and the $80,000 due Legacy in un-paid licensing fees (Note 9). The remaining amount due
G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

During October 2002, the Company entered into an agreement with Gary Ackles, former CEO, to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurui reservoir. Under the terms of the agreement, the proceeds of sale were $70,000 resulting in a pre-tax gain of approximately $65,700. The Company applied the value of the machine as an offset to the unpaid license fee owed to Legacy Systems Corp. (Notes 9 and 17).

During the fiscal year ended May 31, 2003, approximately $100,000 of loans made to a Director for the exercise of Company stock options was called by the Company. The balance owed to the Company was offset against unpaid wages due to Gary Ackles (Notes 9 and 14). The remaining loans were forgiven to the two other Directors during January 2003.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 18 - SEGMENT INFORMATION

During the fiscal years ended May 31, 2004 and 2003, the Company had foreign assets in Canada. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location.

Net earnings from external sources at May 31,:

                                            2004                2003

United States                           $    33,053         $         -

Canada                                            -                   -
                                        -----------         -----------

                                        $    33,053         $         -
                                        ===========         ===========
Segment assets:

                                            2004                2003

United States                           $   744,031         $         -

Canada                                      106,870             116,060
                                        -----------         -----------

                                        $   850,901         $   116,060
                                        ===========         ===========

NOTE 19 - LITIGATION

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

NOTE 20 - SUBSEQUENT EVENTS

Beginning June 2004, maintenance work was commenced on the Hamill property, which resulted in 2 additional wells coming into production. These 2 wells added approximately 250 thousand cubic feet of gas per day to over-all lease production. Additionally, maintenance work was performed on the original producing well, which resulted in that well production rising from approximately 700 thousand cubic feet of gas per day to approximately 1.05 million cubic feet of gas per day.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


During July 2004, the Company entered into a agreement to exchange amounts due to Sheridan Westgarde, as well as stock compensation due Mr. Westgarde under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. As a director of the Company, Mr. Westgarde shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933.

During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (Note 9). The agreement requires the Company to return the Aquatic Timber Harvesting equipment (Note 5) and issue 40,000,000 pre-restructured shares of the Company's common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy (Note 9) and the $80,000 due Legacy in un-paid licensing fees (Note 9). The remaining amount due
G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

During July 2004, the Company received short term loans from Sheridan Westgarde, the Company's CEO, Lonnie Hayward, consultant, and Robert Marchand in an amount aggregating $42,000 which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, Mr. Westgarde and Mr. Hayward were repaid their principal amounts plus 10 percent, while Mr. Marchand declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months.

During August 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400 acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The Company's 50 percent portion of the cost of the acquisition was $70,000. This lease has 20 existing wells that were originally produced in the 1960's 2 of which are still producing approximately 30 Barrels of oil per day. In cooperation with Century Resources Inc., the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves. The Company is awaiting the completion of 3D seismic processing that will be the basis for future development plans.

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


During July 2004, the Company entered into a preliminary agreement in principle to sell a portion of its working interest in the Prado Field to Titan Consolidated Inc., a Nevada based corporation. Should this agreement be consummated, Titan would be responsible for 40 percent of the development and operating costs while receiving 20 percent of the net revenue from all Prado production. The purchase price is $500,000 of which the Company received, in July 2004, $10,000 of a $40,000 non-refundable deposit. The balance of the deposit is due by September 15, 2004 with the final closing date and remainder of the purchase price due on November 15, 2004. On September 15, 2004 the Company granted an extension of the non-refundable deposit due date to October 20, 2004 and the final closing date to December 1, 2004.

During August 2004, the Company issued $250,000 in convertible debentures and warrants to acquire a working interest in Prado and pay a portion of outstanding consulting fees as of May 31, 2004.

NOTE 21 - PROXY 14A SHAREHOLDER VOTE

The Company is currently in process to seek approval from shareholders for the following;

     1. To amend our certificate of incorporation to increase the number of authorized Common Stock from 100,000,000 to 3,000,000,000 shares;
     2. To amend our certificate of incorporation to change the Company name to Valor Energy Corporation;
     3. Amend our certificate of incorporation to provide for a stock restructuring (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each seven hundred and fifty outstanding shares of Common Stock.

The increase in authorized shares (Item 1.) will allow the Company to facilitate the conversion of existing convertible debt as well as amounts due to related parties (see Notes 9, 10, 14 and 17).

The change of our Company name (Item 2.) will better identify the Company in the new business.

The stock restructuring or reverse split (Item 3.) will allow the Company to facilitate the issuance of common shares in connection with the purchase of the Hamill natural gas lease, meet obligations to industry professionals as well as to facilitate the continued conversion of existing convertible debt. (see Notes 1, 3, 8, 9, 10, 14 and 17)

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


The Company plans to convert existing convertible debt to reducing the amount outstanding and then perform a restructuring or reverse split of the stock. The following table details the Company's commitments pending approval of shareholders.

                                                     Number of proposed    Proposed percentage
                                                      common share (in       of common stock
                                                         millions)            after reverse
      Existing Shareholders, certain accounts
      payables & notes (Note 8).                           3.278                 13.11%

      Ed Destafano - Century Resources Inc.
      (Notes1 and 3)                                       3.750                 15.00%

      Lonnie Hayward - future Director  (Note 14).         6.750                 27.00%

      Gary Ackles for Amounts Due Related Parties
      (Notes 9 & 20)                                       3.250                 13.00%

      Harvey Smith for expertise & consulting
      (Note 14)                                            1.223                  4.89%

      Sheridan B. Westgarde Director/CEO & for
      Amounts Due Related Parties (Notes 9, 14,
      17 & 20)                                             6.750                 27.00%

                  Totals                                   25.000                100.00%

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


NOTE 22 - UNAUDITED GAS RESERVE QUANTITIES

This section provides information required by Statement of Financial Accounting Standards No. 69, DISCLOSURES ABOUT OIL AND GAS

PRODUCING ACTIVITIES.

The following unaudited natural gas reserve estimates were prepared by Century Resources Inc. as of February 1, 2004, and adjusted by the Company for actual production. There are many uncertainties inherent in estimated proved reserve quantities and in projecting future production rates and the timing of development expenditures. In addition, reserve estimates of new discoveries that have little production history are more imprecise than those of properties with more production history. Accordingly, these estimates are expected to change as future information becomes available.

Proved natural gas reserves are the estimated quantities of natural gas and natural gas liquids which geological and engineering data demonstrates with reasonable certainty to be recoverable in future years from know reservoirs under existing economic and operating conditions.

Proved natural gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

Unaudited net quantities of proved developed reserves of natural gas for the Hamill lease, all of which are located on the 3,645 property located in Matagorda County, Texas, are summarized below:

                                                 Billion Cubic Feet (BCF)
Changes in proved reserves:

Estimated quantity, March 1, 2004                          4.990

Production                                                  .058

Acquisitions                                                   -

Discoveries                                                    -
                                                         -------

Estimated quantity, May 31, 2004                           4.932
                                                         =======

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


The following table presents a standardized measure of the discounted future net cash flows attributable to the Company's proved natural gas reserves. Future cash inflows were computed by applying period end prices of natural gas to the estimated future production of proved natural gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future unexpected costs or changes in production could affect discounted future net cash flows. A discount factor of 10 percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or market value of the Company's natural gas properties.

Standardized measure of discounted future net cash flows for the Hamill lease as of May 31, 2004:

Future cash inflows                                               $3,039,520

Future production costs                                              421,530
                                                                  ----------

Future net cash flows                                              2,617,990

10 percent annual discount per annum                                (507,235)
                                                                  ----------

Standardized measure of discounted future net cash flows          $2,110,755
                                                                  ==========

Pro-rata allocation of standardized measure of discounted future net cash flows for the Company's 16 percent working interest in Hamill lease as of May 31, 2004:

Future cash inflows                                               $  486,323

Future production costs                                               67,445
                                                                  ----------

Future net cash flows                                                418,878

10 percent annual discount per annum                                 (81,158)
                                                                  ----------

Standardized measure of discounted future net cash flows          $  337,720
                                                                  ==========

                     AQUATIC CELLULOSE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2004


The Company is currently waiting on the completion of an evaluation of site data that will define the future development costs. As of May 31, 2004 the property has 7 wells in total, 2 of which are producing wells.

Due to recurring net operating losses, which can be utilized to offset projected discounted future net cash flows, no provision for income taxes is considered necessary.

No reserve estimates have been filed with any other Federal authority or agency.

The 3,645-acre property currently has 7 wells on the property with a regulatory well spacing requirement of 40 acres per well. This amounts to approximately 300 developed acres and the remaining 3,345 acres undeveloped.

Beginning June 2004, re-completion work was commenced on the property, which resulted in 2 additional wells coming into production. These 2 wells added approximately 250 thousand cubic feet of gas per day to over-all lease production. Additionally, re-completion work was performed on the original producing well, which resulted in that well production rising from approximately 700 thousand cubic feet of gas per day to approximately 1.05 million cubic feet of gas per day. At this time, evaluations of available engineering and new 3D Seismic data are being completed that will formulate the basis for future development.