Form 10QSB/A
period 2003-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-10-19
CIK 1081242

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
        [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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
             -----------------------------------------------------
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

          --------------------------------------------------------------
         (former, name, address and former fiscal year, if changed since last report)

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(A) EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14 and 15d-14 (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 Certification of the Chief Executive Officer Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2 Certification of the Chief Financial Officer Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)


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

REGISTRANT:     AQUATIC CELLULOSE INTERNATIONAL CORP.

SIGNATURE                       TITLE                           DATE
---------                       -----                           ----


BY: /S/ SHERIDAN WESTGARDE      CHIEF EXECUTIVE OFFICER      OCTOBER 19, 2004
        -------------------     DIRECTOR - CHAIRMAN
        SHERIDAN WESTGARDE


BY: /S/ SHERIDAN WESTGARDE      CHIEF FINANCIAL OFFICER      OCTOBER 19, 2004
        -------------------
        SHERIDAN WESTGARDE