Form 10QSB/A
period 2003-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-10-19
CIK 1081242

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


         ---------------------------------------------------------------
         (former, name, address and former fiscal year, if changed since last report)

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



REGISTRANT:     AQUATIC CELLULOSE INTERNATIONAL CORP.

SIGNATURE                     TITLE                           DATE
---------                     -----                           ----


BY: /S/ SHERIDAN WESTGARDE    CHIEF EXECUTIVE OFFICER,   OCTOBER 19, 2004
        -------------------   DIRECTOR - CHAIRMAN
        SHERIDAN WESTGARDE


BY: /S/ SHERIDAN WESTGARDE    CHIEF FINANCIAL OFFICER    OCTOBER 19, 2004
        -------------------
        SHERIDAN WESTGARDE