Form 10QSB/A
period 2004-02-29
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2004-10-19
CIK 1081242

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

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

During the quarter ended August 31, 2002, 4,500,000 shares of common stock were issued to Equitylink for consulting services at $0.04 per share with a total value of $180,000 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

During the quarter ended August 31, 2002, 250,000 shares of common stock were issued for legal services at $0.04 a share with a total value of $10,000 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

During the quarter ended August 31, 2002, 900,000 shares of common stock were issued for Directors fees at $0.029 per share with a total value of $26,100 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

During the quarter ended August 31, 2002, 1,000,000 shares of common stock were issued upon conversion of a debenture at $0.01 per share with a total value of $10,000 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

During the quarter ended August 31, 2002, 1,118,820 shares of common stock were issued to investors at $0.0178 per share for cash pursuant to subscription agreements for a total value of $20,000.

During the quarter ended November 30, 2002, 2,750,000 shares of common stock were issued at $0.01 per share for cash pursuant to a subscription agreement for a total value of $27,500 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

During the quarter ended November 30, 2002, a total of 11,469,160 shares of common stock were issued for legal services with a total value of $312,233 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

During the quarter ended November 30, 2002, 3,189,412 shares of common stock were issued upon conversion of a debenture at prices from $.0091 to$0.01 per share or $30,000 in a transaction deemed to be exempt under Section 4(2) of the Securities Act of 1933 as a sale of securities not involving a public offering.

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

ITEM 6.    EXHIBITS AND REPORTS IN FORM 8-K

(A) EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14 and 15d-14 (Section 302 of the Sarbanes-Oxley Act of 2002)

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