Form 10KSB/A
period 2004-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2005-03-18
CIK 1081242

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

(Mark One)
☒	ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

Commission file number 0-27063

AQUATIC CELLULOSE INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	82-0381904
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2504 - 43rd Street, suite 5, Vernon, British Columbia, Canada	VIT 6L1
(Address of principal executive offices)	(Zip Code)

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
Yes   ☒      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The issuer had net earnings from its working interest in the Hamill lease of $33,053 for the fiscal year ended May 31, 2004.

The aggregate market value of the voting stock held by non-affiliates on May 31, 2004 was approximately $350,260 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of September 29, 2004, 100,000,000 shares of the issuer’s common stock were outstanding.

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

Located in Vernon, British Columbia, Canada, Aquatic Cellulose International was originally organized as a forest-based company focusing on accessing and recovering submerged timber. Aquatic’s principal activity was the procurement of contracts for the salvage and harvest of submerged timber and the sale of lumber derived from such timber. In March of 2003, new management decided on the new business direction in Oil and Gas due to continued losses from operations and lack of progress in underwater wood project development.

Aquatic plans to grow its business by investing in acquisitions, development, and production and sale of natural gas and crude oil. Aquatic plans to further expand its investments and cash flow by capitalizing on modern technological developments in the area of oil and gas production development. New technology since the development of the computer industry has allowed for better identification of by-passed reserves in previously discovered oil and gas fields. Geological analysis using “Direct Hydrocarbon Indicator” (DHI) tools and methods, as well as improved 3D seismic data processing have been successfully used to enhance and revitalize previously developed and currently developed oil and gas producing sites.

Aquatic’s overall goal is to maximize corporate value through profitable growth in our oil and gas reserves. This will be achieved through balanced portfolio consisting of;

•	Development of existing production wells.
•	Application of new technology to historically producing reservoirs targeting significant by-passed reserves.
•	Acquisitions of producing reserves.
•	Acquisitions of working production interests and royalties.

Property Interests

- Hamill Lease

In March of 2004, Aquatic acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill Lease, a natural gas producing property located in Matagorda County Texas and operated by Century Resources Inc. of Houston Texas. The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century, which has three successive one-year terms, with the Company holding the exclusive option on each year. The 3645-acre property lease is secured by the property’s natural gas production from three of the seven existing wells. With a regulatory well spacing requirement of 40 acres per well the property has approximately 300 developed acres with the remaining 3,345 acres undeveloped. The property has historically produced natural gas from multiple stacked pay sands supported by a 10 square mile area of mutual interest.

- Prado Field
(Subsequent Events - See Note 20 - Notes to Consolidated Financial Statements)

In August, 2004, the Company’s, through its New Project Joint Participation agreement with Century Resources Inc. of Houston Texas, acquired a 50 percent interest in a 1,400-acre property lease in the Prado oil field, and located in Jim Hogg County Texas, with the remaining 50 percent owned by Century. This lease has 20 existing wells that were originally produced in the 1960’s. The Prado Field produces oil and gas from the down dip margin of the Jackson-Yegua barrier/sandplain sandstone play. Although most Jackson fields were discovered in the 1920’s and 1930’s Prado Field was discovered in 1956, late in the exploration history of the Jackson group. The field has had extensive development, producing from the late 1950’s and early 1960’s a cumulative 23 million barrels of oil and greater than 32 billion cubic feet of natural gas. The Company has detailed studies pertaining to this field that show strong potential for development of significant by-passed reserves of both oil and natural gas.

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

Oil and Gas Operations Involve Substantial Costs and Are Subject to Various Economic Risks:

The oil and gas operations of the Company are subject to the economic risks typically associated with development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. In conducting development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause the Company’s development and production activities to be unsuccessful. This could result in a total loss of the Company’s investment. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

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

Costs Incurred To Conform to Government Regulation of the Oil and Gas Industry.

Costs incurred due to changes at the federal or state level of the oil and natural gas regulatory environment could adversely affect the Company’s ability to conduct business.

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

Important Events

•
On February 28th, 2003 AQCI cancelled the arrangement regarding the planned purchase of the fleet of Boats owned by Raymond Lefebvre. The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre’s estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company’s transfer agent to cancel the certificates. The Company is moving ahead with the cancellation of the original stock certificates with the transfer agent.

•
On March 26th, 2003 Gary J. Ackles resigned as Director, President and CEO of AQCI and was succeeded by Sheridan B. Westgarde, a C.A.S. Tech. graduate of UCC British Columbia and a well recognized technology specialist in the robotics and automation industry.

•
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

•
On April 1st, 2003 AQCI acquired a loan in the amount of $44,000 from Legacy Systems Corporation owned by Mr. Ackles. As security for this loan AQCI pledged the ATH-120 mechanical assembly constructed and stored at Beaver Manufacturing in Kamloops British Columbia.

•	On May 31st, 2003 AQCI’s activities in Brazil, including personnel and maintenance of the timber harvesting leases was terminated.

•	On May 31st 2003 all manufacturing and licensing agreements with Gary J. Ackles, owner of the ATH robotic technology were also cancelled.

•
On September 5th, 2003 AQCI signed an initial Memorandum of Understanding followed by a Letter Of Intent (LOI) with Century Resources Inc. (“Century”) of Houston Texas, owned by Edward R. DeStefano, for the acquisition of Century by AQCI. In March 2004, this agreement was terminated in favor of the acquisition of a 20 percent ownership position in Hamill Lease.

•
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

•
Effective March 1, 2004, the Company acquired a 20 percent ownership position with 16 percent net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (“Century”). Century, a privately held Texas corporation, has an interest in various oil and natural gas properties. Under the agreement, the Company will receive 16 percent of net revenue before royalty expense. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century. The agreement is for three successive one-year terms, with the Company holding the exclusive option on each year. (See Note 1 - Notes to Consolidated Financial Statements)

•
Effective March 1, 2004, the Company has a Lease Operating Agreement in place with Century Resources Inc. of Houston Texas. The operating agreement outlines the various responsibilities of both the Company and Century in regards to the management and operations of Hamill Lease. (See Note 14 - Notes To Consolidated Financial Statements)

•
During March 2004, the Company entered into a consulting agreement with Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, is for one year and provides for consulting fees of $2,000 cash and $2,000 worth of Company common stock. (See Note 14 - Notes to Consolidated Financial Statements)

•
During March 2004, the Company entered into consulting agreement with Lonnie Hayward who specializes in assisting publicly held companies to find acquisition candidates and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. (See Note 14 - Notes to Consolidated Financial Statements)

Subsequent Events (after May 31, 2004)

•
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

•
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

•
During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (Note 9). The agreement requires the Company to return the Aquatic Timber Harvesting Equipment (Note 5) and issue 40,000,000 pre-restructured shares of the Company’s common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy (Note 9) and the $80,000 due Legacy in un-paid licensing fees (Note 9). The remaining amount due G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

•
During July 2004, the Company received short term loans from Sheridan Westgarde, the Company’s CEO, Lonnie Hayward, consultant, and Robert Marchand in an amount aggregating $42,000 which was used, along with Company’s available cash, to fund the purchase of the 50 percent working interest in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, Mr. Westgarde and Mr. Hayward were repaid their principal amounts plus 10 percent, while Mr. Marchand declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months.

•
During July 2004, the Company, together with Century Resources Inc., completed an acquisition of an approximately 1,400 acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The total purchase price for this acquisition was $140,000, of which the Company’s 50 percent ownership position and 45 percent net-revenue interest was $70,000. This lease has 20 existing wells that were originally produced in the 1960’s 2 of which are still producing approximately 30 Barrels of oil per day. In cooperation with Century Resources Inc., the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves. The Company is awaiting the completion of 3D seismic processing that will be the basis for future development plans.

•
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

•	During August 2004, the Company issued $250,000 in convertible debentures and warrants to acquire a working interest in Prado and pay a portion of outstanding consulting fees as of May 31, 2004.

•
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

Going Concern

Aquatic Cellulose International Corporation has experienced recurring losses, has a working capital deficiency of $1,526,189 and an accumulated deficit of $7,905,082 as of May 31st, 2004. At the end of fiscal year ended May 31st, 2003 the Company had ceased its underwater timber harvesting operations due to the difficulty associated with the investment and operations of the Brazil project. These factors, among others, raise substantial doubt as to its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Employees

As of May 31st, 2003 the Company had no employees and two consultants under contract. As of May 31st, 2004 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there are three Consultants under contract.

ITEM 2.     DESCRIPTION OF PROPERTY

As of August 2003, AQCI’s offices are located at 2504 43rd Street, Suite 5, Vernon, British Columbia, V1T6L1. There is no lease and the rent is due on a monthly basis at the rate of $280.00.

Prior to August 2003, AQCI’s offices were located at 3704 32nd Street, Suite 301 Vernon, British Columbia, VIT 5N6. Annual lease payments under this lease were $12,370 per year.

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

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock currently trades on the Pink Sheets, under the trading symbol “AQCI”. The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

	High Bid	Low Bid
Fiscal 2002
First Quarter 2002	.07	.02
Second Quarter 2002	.05	.01
Third Quarter 2002	.05	.01
Fourth Quarter 2002 (5/31/02)	.14	.06

Fiscal 2003
First Quarter 2003	.09	.018
Second Quarter 2003	.033	.014
Third Quarter 2003	.014	.004
Fourth Quarter (5/31/03)	.008	.002

Fiscal 2004
First Quarter 2004	.004	.004
Second Quarter 2004	.006	.004
Third Quarter 2004	.006	.006
Fourth Quarter (5/31/04)	.007	.004

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

During the fiscal year ended May 31st, 2003, the Company’s former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $144,804.

During the fiscal year ended May 31st, 2003, Sheridan Westgarde, the Company’s current CEO surrendered 1,000,000 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $46,360.

During the fiscal year ended May 31st, 2003, William Stephaniuk surrendered 791,209 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $31,648.

Convertible Notes issued (The investors of the securities were accredited investors).

On March 4th, 2001 Aquatic issued two convertible debentures of $100,000 in cash each for an aggregate of $200,000 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

On March 22th, 2004 Aquatic issued three convertible debentures of $433,333, $433,334 and $33,333 respectively, in cash each for an aggregate of $900,000 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

Warrants and options issued (The investors of the securities were accredited investors).

During March 2001, Aquatic issued common stock purchase warrants for the right to purchase 100,000 shares of Common Stock of AQCI at $.35 per share and expire March 14, 2003. These warrants were issued in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. During fiscal year ending May 31, 2004 these warrants have expired.

During September 2001, Aquatic issued common stock purchase warrants for the right to purchase 250,000 shares of Common Stock of AQCI at $.69 per share and expire September 29, 2003. These warrants were issued in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. During fiscal year ending May 31, 2004 these warrants have expired.

On March 22nd, 2004, Aquatic issued common stock purchase warrants for the right to purchase 900,000 shares of Common Stock of AQCI at $.0004 per share and expire March 22nd, 2006. These warrants were issued in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

Transfer Agent and Registrar

The Company's transfer agent is Oxford Transfer & Registrar located at 317 Southwest Alder, Suite 1120, Portland, Oregon, 92704.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Plan of Operations

The Company has reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas. On March 22, 2004, the Company acquired from Century Resources Inc., retroactive to March 1, 2004, a 20 percent ownership position and a 16 percent net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas. The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. The company’s original plan to acquire Century, a Texas based oil and gas Company, was replaced with this new acquisition agreement which includes an exclusive, optional, “New Project and Exploration Drilling Participation” agreement with Century. This aspect of the agreement has three successive one-year terms, with the Company holding the exclusive option on each year. (See Note 1 - Notes to the Consolidated Financial Statements)

HAMILL & PRADO PRODUCTION

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
As previously reported, the Company has in the past been seeking to acquire the Tiger•Lynk™ large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the Tiger•Lynk™ robotic technology patented and owned by Gary Ackles, former CEO of the Company. During July 2004, the Company entered into a agreement with Gary Ackles, former Company CEO, to cancel all plans to merge. The agreement to part ways involves the note the Company currently has with Legacy Systems, the ATH-120 manipulator arm components currently stored at a manufacturing facility in Kamloops, British Columbia as well as settlement of amounts currently owed to Legacy Systems and Mr. Ackles (see Note 5, 9 & 20 - Notes to Consolidated Financial Statements)

The short-term objectives of Aquatic are to achieve growth of both oil and natural gas reserves and revenue by pursuing the following:

1)	Development of its current working interest in the Hamill & Prado Leases in Matagorda County and Jim Hogg County, Texas respectively.

2)
Completing the acquisition and development of other property and working interest opportunities with proven reserve potential, made known to the Company through its “New Project and Exploration Drilling Participation” agreement with Century.

Aquatic's long-term objectives are as follows:

Invest in new oil and gas properties, combined with balanced development of drilling and exploitation of current reserves. The company has several exclusive opportunities, available to it through its “New Project and Exploration Drilling Participation” agreement with Century, to acquire both oil and gas property interests and development drilling interests.

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

Operating costs and expenses for the year ended May 31st, 2004, were $782,964 and $1,333,314 for the year ended May 31st, 2003 for a decrease of $550,350. This was mainly attributable to the decrease in selling, general and administrative expenses in 2004 of $301,930, down from $1,184,582 in 2003. This decrease is attributable to a decrease in legal and accounting of $92,845, investor relations of $192,580, licensing fees of $80,000, director fees of $26,100, and a decrease in travel, auto, meals, telephone and office supplies of $81,246. Offset by an increase in financing fees from $147,569 in 2003 to $473,676 in 2004, which is attributable to the new convertible notes issued in March of 2004 in the amount of $900,000.

The Company incurred a loss in fiscal 2004 of $749,911 compared with a loss of $1,247,850 in fiscal 2003.

Liquidity and Capital Resources

Net cash used in operating activities in fiscal 2004 amounted to $264,583 compared to $765,151 in fiscal 2003 for a decrease use of cash of $500,568. The use of cash is attributable to a net loss of $749,911 offset by $7,358 in depreciation, $27,395 in amortization of deferred financing costs, $274,243 in amortization of beneficial conversion feature, $195,163 in accounts payable and accrued liabilities less $18,671 in un-paid equity of Hamill lease and $160 of prepaid expenses. The Company has the following contractual obligations:

AQCI
Monthly Contractual Obligations

	Cash	Stock

Sheridan Westgarde	$5,000	$1,500

Lonnie Hayward	3,500	1,500

Harvey Smith	2,000	2,000

Kathy Ackes-(See note 1)	833

Monthly Total	$11,333	$5,000

Note 1: Agreement will terminate after approximatly May 31/05

Financing activities generated net cash of $947,044 in fiscal 2004 compared with $828,614 in fiscal 2003. The cash from financing activities for fiscal year 2004 was generated from issuance of notes of $53,000 and convertible debenture of $900,000 and un-paid fees and expenses due to stockholders of 101,777 less deferred financing costs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include DD&A of oil and gas properties. Oil and gas reserve estimates, which are the basis for unit of production DD&A and the impairment analysis, are inherently imprecise and are expected to change as future information becomes available. In addition, alternatives may exist among various accounting methods. In such cases, the choice of accounting method mau also have a significant impact on reporting amounts. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Oil and Gas Property Accounting

Oil and gas companies may elect to account for their property costs using either the “successful efforts” or “full cost” accounting method. Under the success efforts method, lease acquisition costs and intangible development costs on successful wells and development dry holes are capitalized. Selection of the oil and gas accounting method can have a significant impact on a company’s financial results. We use the successful efforts methoid of accounting and generally pursue investments and development of proved reserves as opposed to exploration activities.

Capitalized costs relating to producing properties are depleted on the units-of-production method. Proved developed reserves are used in computing unit rates for drilling and development costs and total reserves for depletion rates of leasehold, platform and pipeline costs. Expenditures for geological and geophysical testing costs are generally changed to expense unless the costs can be specially attributed to determining the placement for a future developmental well location. Expenditures for repairs and maintenance are charged to expense as incurred, renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on dispostion are reflected in the statements of operation.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are evaluated. Unproved properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on a unit of production.

Oil and Gas Reserves

The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data for a given field may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the units-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserves estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Company management has determined that implementation of SFAS No. 144 will not have a material effect on the Company’s results of operations or financial position.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of SFAS No. 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 is issued. Company management has determined that implementation of SFAS No. 145 will not have a material effect on the Company’s results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Company management has determined that implementation of SFAS No. 146 will not have a material effect on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. As we have no such instruments, the adoption of this issue did not have an impact on our statement of financial position or results of operations.

Emerging Issues Task Force (“EITF”) Issue No. 02-03, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” under EITF Issues No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” was issued in June 2002. EITF Issue No. 02-03 addresses certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged, and (c) accounting for inventory utilized in energy trading activities. As we have no such instruments, the adoption of this issue did not have an impact on our statement of financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement was effective for financial instruments entered into or modified after May 31, 2003.

ITEM 7.     FINANCIAL STATEMENTS

Please refer to pages beginning with F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

1.     A Form 8-K was filed on February 28th, 2002, reporting a change in accounting firms.

KPMG LLP was previously the independent auditors for Aquatic Cellulose International Corporation (the “Registrant”). On February 28th, 2002, the Registrant terminated KPMG for financial reasons and engaged Merdinger, Fruchter, Rosen & Corso, P.C., to serve as the Company’s independent public accountants and to be the principal accountants to conduct the audit of the Company’s financial statements for the fiscal year ending May 31st, 2002. The decision to change was based on financial considerations and was approved by the audit committee and the full Board of Directors of the Registrant.

The audit reports of KPMG LLP on the financial statements of Aquatic Cellulose International Corporation as of and for the fiscal years ended May 31st, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

KPMG LLP's report on the consolidated financial statements of Aquatic Cellulose International Corporation for the years ended May 31st, 2001 and 2000, contained a separate paragraph stating “As discussed in note 1(a) to the consolidated financial statements, the Company has a working capital deficiency of $467,287 as at May 31, 2001 and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

During the Registrant’s fiscal years ended May 31st, 1997 through May 31st, 2001, and the subsequent interim period ending February 28, 2001, there were no disagreements between the Registrant and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to their satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the matter in their report. The Company has requested KPMG LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated March 26th, 2002, is filed as Exhibit 16 to this Form 8-K.

There were no other “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K occurring within the Registrant’s two most recent fiscal years and the subsequent interim period ending February 28, 2002.

During the Registrant’s two most recent fiscal years ended May 31st, 2001 and the subsequent interim period through February 28th, 2002, the Registrant did not consult with Merdinger, Fruchter, Rosen & Corso, P.C. regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulations S-K

2.     A Form 8-K was filed on January 10th, 2003, reporting a change in accounting firms.

On December 18th, 2002 Merdinger, Fruchter , Rosen and Company, P.C. (the “Former Accountants”) informed Aquatic Cellulose International Corporation (the “Company”) they have decided to cease auditing publicly traded companies and have resigned as the company’s principal accountants.

The ‘Former Accountants’ reports on the financial statements for the fiscal years ended May 31st, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The Company’s Board of Directors has approved the resignation of the Former Accountants.
During the last two fiscal years preceding the Former Accountants’ resignation, and for the interim period from June 1st, 2002 through January 8th, 2003, there were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

During the last two fiscal years preceding the ‘Former Accountants’ resignation, and for the interim period from June 1st, 2002 through January 8th, 2003, there were no “reportable events” as defined by Regulation S-K, Item 304(a)(1)(v)(A) through (D).

On January 8th, 2003, the Company engaged Stonefield Josephson, Inc., (the “New Accountants”) as our principal accountants to audit our financial statements. The engagement of the new Accountants was approved by the Company’s Board of Directors.

A letter from the Former Accountants addressed to the Securities and Exchange Commission stating the Former Accountants agree with the statements made by the Company in this report has been filed as an exhibit to this report.

3.     A Form 8-K was filed on February 23rd, 2004, reporting a change in accounting firms.

Stonefield Josephson, Inc. (the “Former Accountants”) was previously the independent auditors for Aquatic Cellulose International Corporation (“AQCI”). On or about May 30th, 2003, Aquatic Cellulose International Corporation and Stonefield Josephson, Inc., mutually parted ways. AQCI officially engaged Wong Johnson & Associates on February 16, 2004, to serve as the Company’s independent public accountants and to be the principal accountants to conduct the audit of the Company’s financial statements for the fiscal year ending May 31st, 2002 and May 31st, 2003. The decision to change was based on financial considerations and was approved by the audit committee. There were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with the AQCI’s reports.

AQCI’s Board of Directors has approved the change in Certifying Accountants from the Former Accountants to Wong Johnson & Associates.

The Former Accountants’ performed interim reviews of the Form 10QSB’s and did not participate in auditing AQCI’s financial statements for any fiscal year and therefore could not extend an opinion of any nature on AQCI. During the most recent two years ended May 31st, 2003 and 2002 and until the engagement of Wong Johnson & Associates, the Registrant has not consulted with Wong Johnson & Associates regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that Wong Johnson & Associates concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as the term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Fiscal year 2002 was originally audited by Merdinger, Fruchter , Rosen and Company, P.C. who decided to cease auditing publicly traded companies and informed ACQI of their decision on December 18th, 2002 (see Form 8-K filed January 10th, 2003). Fiscal year 2001 was audited by KPMG LLP. AQCI’s decision to change auditors at this time was based on financial considerations (see Form 8-K filed March 27th, 2002. As reported in the referenced Form 8-K’s filed, there were no disagreements with the former accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

ITEM 8A. CONTROL AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)        Changes in Internal Controls over Financial Reporting. During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Name	Age	Position
Sheridan B. Westgarde	35	Director & President
Gary J. Ackles * 1	50	Director & President
Shane Kerpan *1	33	Secretary & Treasurer
Claus Wagner-Bartak *2	65	Director

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

Biographies of Our Executive Officers and Directors

Sheridan B. Westgarde: Mr. Westgarde was appointed to the Board of directors March 27th 2003. As a C.A.S. Tech. graduate of UCC British Columbia and a recognized specialist in the robotics and automation industry, Mr. Westgarde has been extensively involved in the design and development of the Tiger•Lynk™ manipulator technology. In addition, Mr. Westgarde has valuable knowledge and experience in the Oil and Gas industry, providing his technical expertise in down-hole tool management and implementation.
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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended May 31st, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

On May 20, 2004, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in Item 13 as an exhibit 99.

 ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31st, 2004 to the Company’s Chief Executive Officer, Secretary and Director during such period.

CHART - EXECUTIVE COMPENSATION

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Sheridan B. Westgarde President/CEO	2004 2003 2002	82.5K 15K N/A				0 0
Gary Ackles President/CEO *1	2004 2003 2002	49.5K 100K 107K				0 0 1,202,500
Shane Kerpan Secretary *1	2004 2003 2002	0 0 0				0 0 117,500
Claus Wagner-Bartak Director *2	2004 2003 2002	0 0 0				0 0 105,250

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

(1) Long Term Incentive Plans (Options)

There are no long- term incentive plans currently in effect. However, the Board of Directors has granted the directors and officers of the Company stock options that are intended to place each director and officer in an equity position in our Company that roughly equates to their original percentage of shares owned in our Company. These options were issued on February 22, 2000 and are exercisable in whole or in part for five years from the date of issue at an exercise price of $0.52. Closing market price of Aquatic’s common stock as quoted on the OTC:BB on February 22nd, 2000 was $.5156. The number of above options issued were 1,425,250 and are as follows:

1.	Gary Ackles -	1,202,500
2.	Clause Wagner-Bartuk -	117,500
3.	Shane Kerpan -	105,250

To the date of this filing these options have not been exercised.

Compensation of Directors

Mr. Westgarde, the Company’s President and Chief Executive Officer, is currently the sole director of the company with his compensation as detailed above. The Company is committed to make Mr. Lonnie Hayward a director pending shareholder approval of the Proxy. (see Note 14 & 21 - Notes to Consolidated Financial Statements).

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date of this Registration Statement regarding certain Ownership of our Company's outstanding Common Stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners of more than five percent of the common stock.

Name and Address	Shares Owned Beneficially(1)	Percent of Class

Sheridan B. Westgarde	2,500,000	2.5%
2504 27th Ave.
Vernon, BC. V1T 1T1

Gary J. Ackles
3498 Salmon River Bench Rd	0	0%
Vernon, B.C. V1T 8Z7

Claus Wagner-Bartak	0	0%
4092 Lee Highway
Arlington, VA 22207

Shane Kerpan	0	0%
816 George Ann Street
Kamloops, B.C. V2C 1L5

Officer/Director as a Group	2,500,000	2.5%

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

The Company has an employment agreement with Gary Ackles, the Company’s former president, providing for an annual salary of $107,134 and severance benefits. As of March 26th 2003 Mr. Ackles resigned from the Company and exercised his severance package.

Effective, March 1, 2004, the agreement for Mr. Westgarde, the Company’s Director and President, was modified to reduce the cash portion of the consulting fee to $5,000 per month and include $1,500 per month in stock compensation. Additionally, during July 2004, the Company entered into an agreement to exchange the 5 percent of the new authorized share volume, post-proxy, owed to Mr. Westgarde for a 27 percent common share equity position in the Company post-restructuring and pending shareholder approval of the Proxy. As a director of the Company, Mr. Westgarde shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933.

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

During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (see Note 9 - Notes to Consolidated Financial Statements). The agreement requires the Company to return the Aquatic Timber Harvesting Equipment (see Note 5 - Notes to Consolidated Financial Statements) and issue 40,000,000 pre-restructured shares of the Company’s common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy and the $80,000 due Legacy in un-paid licensing fees. The remaining amount due G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

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

ITEM 13.     EXHIBITS, LIST AND REPORTS IN FORM 8-K

(a) Exhibits
Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed February 28th, 1997. (1)
3.2	Certificate Amending Articles of Incorporation filed November 19th, 1997. (1)
3.3	Bylaws of the Company. (1)
4.1	Form of Common Stock Certificate. (2)
4.2	Form of Warrant Agreement with Form of Warrant Election to Purchase. (2)
6.1	Lease for the Premises dated November 1st, 1996. (1)
10.1	Form of Secured Convertible Debenture Purchase Agreement. (2)
10.2	Form of Registration Rights Agreement. (2)
10.3	Form of 12% Convertible Debenture. (2)
10.4	Form of Security Agreement. (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
(Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
(Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

99	Code of Ethics for Chief Executive Officer and Senior Financial Officers

(1)
Previously filed with the Commission on August 16th, 1999 as part of Aquatic Cellulose International Corp.’s Registration Statement (File N0.000-27063) on Form 10SB12G and incorporated by reference herein.

(2)
Previously filed with the Commission on August 21st, 2000 as part of Aquatic Cellulose International Corp.’s Registration (File NO: 333-44184) on Form SB-2 filed on August 21st, 2000 and incorporated by reference herein.

(b) Reports on Form 8-K:

1. Form 8-K dated January 10th, 2003 reported that on December 18th, 2002 Merdinger, Fruchter , Rosen and Company, P.C. informed Aquatic Cellulose International Corporation they have decided to cease auditing publicly traded companies and have resigned as the company’s principal accountants. On January 8th, 2003, AQCI engaged Stonefield Josephson, Inc., as our principal accountants to audit our financial statements. Stonefield Josephson, Inc.’s accountants’ performed interim reviews of the Form 10QSB’s and did not participate in auditing AQCI’s financial statements for any fiscal year.

2. Form 8-K dated March 31st, 2003 reported Gary Ackles has resigned as Chairman of Board of Directors and CEO of Aquatic Cellulose International Corporation effective March 26th, 2003 to dedicate his time to his technology and corporate development for personal reasons.

3. Form 8-K dated February 23rd, 2004 reported that on or about May 30th, 2003, Aquatic Cellulose International Corporation and Stonefield Josephson, Inc., mutually parted ways. AQCI officially engaged Wong Johnson & Associates, A Professional Corporation, on February 16th, 2004, to serve as the Company’s independent public accountants and to be the principal accountants to conduct the audit of the Company’s financial statements for the fiscal year ending May 31st, 2002 and May 31st, 2003. The decision to change was based on financial considerations and was approved by the Board of Directors.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees & Audit-Related Fees

During fiscal year 2002, the Company’s principal accountant billed $39,322 in fees that were directly associated with the preparation of annual audit reports, quarterly reports, review and preparation regarding SEC comment letters pertaining to a Form SB-2 filing and review and discussion regarding 8K and newly appointed auditors.

During fiscal year 2003, the Company’s principal accountant billed $36,825 in fees that were directly associated with the preparation of annual audit reports and quarterly reports.

During fiscal year 2004, the Company’s principal accountant billed $83,000 in fees that were directly associated with the preparation of annual audit reports, quarterly reports, examination of revenue and direct operating expenses of the Hamill Lease, read and provide suggestions for pro-forma statements, as well as, Preliminary Proxy 14/A filing.

2) Tax Fees

During fiscal year 2002, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2003, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2004, there were no fees billed associated with the preparation of tax filings.

3) All Other Fees

During fiscal year 2002, there were no other fees billed by the Company’s principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2003, there were no other fees billed by the Company’s principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2004, there were no other fees billed by the Company’s principal accountant for services other than those reported for audit and audit related fees.

Audit committee’s pre-approval policies and procedures

Due to the fact that Sheridan B. Westgarde is the Company’s only active Officer and Director the company does not have an audit committee at this time.

Percentage of hours expended

The amount of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was less than 50%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquatic Cellulose International Corp.

By:	/s/ Sheridan Westgarde
Sheridan Westgarde Director, Chief Executive Officer President and Chief Accounting Officer Date: March 18, 2005

By:	/s/ Sheridan Westgarde
Sheridan Westgarde President and Chief Accounting Officer
Date: March 18, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sheridan Westgarde	Director, Chief Executive Officer	March 18, 2005

/s/ Sheridan Westgarde	President and Chief Accounting Officer	March 18, 2005

Consolidated Financial Statements of

AQUATIC CELLULOSE
INTERNATIONAL CORP.
May 31, 2004 and 2003

Page
Index To Audited Financial Statements

Independent Auditors’ Report	F-2

Consolidated Balance Sheet as of May 31, 2004 and 2003	F-3

Consolidated Statement of Operations for the years ended May 31, 2004 and 2003	F-4

Consolidated Statement of Comprehensive Loss for the years ended	F-5
May 31, 2004 and 2003

Consolidated Statement of Stockholders' (Deficiency) Equity
for the years ended May 31, 2004 and 2003	F-6

Consolidated Statement of Cash Flows for the years ended May 31, 2004 and 2003	F-8

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Aquatic Cellulose International Corp.
Vernon, British Columbia, Canada

We have audited the accompanying consolidated balance sheets of Aquatic Cellulose International Corporation as of May 31, 2004 and 2003, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ deficiency and of cash flows for each of the two fiscal years ended May 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquatic Cellulose International Corporation, as of May 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two fiscal years in the period ended May 31, 2004, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, has negative working capital and stockholders’ deficit. These factors raise substantive doubt about its ability to continue as a going concern. Management’s plans in regard to these matters is also disclosed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WONG JOHNSON & ASSOCIATES
A Professional Corporation
Temecula, California
March 11, 2005

AQUATIC CELLULOSE INTERNATIONAL CORP.

	Consolidated Balance Sheet

May 31,	2004	2003

Assets

Current Assets
Cash	$58,252	$13,204
Prepaid expenses and other current assets	450	290
Deferred financing costs, net of accumulated
amortization of $10,102	97,631	-
Total current assets	156,333	13,494

Property and equipment, less accumulated
depreciation of $11,404 and $10,787	2,638	2,566
Investment in Hamill lease	591,930	-
Advance on equipment purchase	100,000	100,000
Total Assets	$850,901	$116,060

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$87,348	$150,290
Accrued liabilities	500,759	242,654
Amounts due to related parties	741,174	639,397
Convertible debentures	300,241	763,507
Notes payable	53,000	-
Total current liabilities	1,682,522	1,795,848
Long Term Liabilities

Total Liabilities	1,682,522	1,795,848

Stockholders' Deficit
Preferred stock,$0.001 par value per share
10,000,000 shares authorized. No shares
issued and outstanding at May 31, 2004 and 2003, respectively	-	-
Common stock, $0.001 par value, 100,000,000
shares authorized, 100,000,000 shares issued and
outstanding at May 31, 2004 and 2003, respectively	100,000	100,000
Advance on deposit of equipment	(125,000)	(125,000)
Additional paid in capital	7,139,493	5,484,691
Accumulated deficit	(7,905,082)	(7,155,171)
Foreign currency translation adjustment	(41,032)	15,692
Total stockholders' deficit	(831,621)	(1,679,788)

Total Liabilities and Stockholders' Deficit	$850,901	$116,060

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

	Consolidated Statement of Operations

	Period from
	June 1, 2003	June 1, 2002
	To	To
	May 31, 2004	May 31, 2003

Equity in earnings of Hamill lease	$33,053

Operating expenses
Selling, general and administrative	301,930	1,184,582
Financing fees	473,676	147,569
Depreciation and depletion	7,358	1,163
Total operating expenses	782,964	1,333,314

Loss from operations	(749,911)	(1,333,314)

Other income (expense)
Gain on disposal of equipment		65,725
Foreign currency translation		19,739
Total other income (expense)	-	85,464

Net loss	$(749,911)	$(1,247,850)

Weighted Average Shares	100,000,000	95,758,155

Loss Per Common Share	$(0.01)	$(0.01)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Comprehensive Loss

	Period from
	June 1, 2003	June 1, 2002
	To	To
	May 31, 2004	May 31, 2003

Net loss	$(749,911)	$(1,247,850)

Foreign exchange translation adjustment	(56,724)	(61,097)

Comprehensive loss	$(806,635)	$(1,308,947)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

			Consolidated Statement of Stockholders' Deficit

			Paid		Foreign		Total
	Common	Common	In	Advance on	Currency	Accumulated	Stockholders'
	Shares	Stock	Capital	Deposit	Translation	Deficit	Deficit

Balance at May 31, 2002	78,442,715	$78,442	$4,942,332		$76,789	$(5,907,321)	$(809,758)

Issued upon conversion of debentures	4,189,412	4,190	35,810				40,000
Issued for cash	3,868,880	3,869	38,631				42,500
Issued for services	16,010,100	16,010	466,669				482,679
Issued for repayment of loan	2,000,000	2,000	88,000				90,000
Issues to board members for service	900,000	900	25,200				26,100
Notes receivable			105,450				105,450
Shares cancelled	(5,411,107)	(5,411)	(217,401)				(222,812)
Issued as deposit on equipment				$(125,000)			(125,000)
Foreign currency translation adjustment					(61,097)		(61,097)
Net loss						(1,247,850)	(1,247,850)

Balance at May 31, 2003	100,000,000	100,000	5,484,691	(125,000)	15,692	(7,155,171)	(1,679,788)

Foreign currency translation adjustment					(56,724)		(56,724)
Benefical conversion features			1,654,802				1,654,802
Net loss						(749,911)	(749,911)

Balance at May 31, 2004	100,000,000	$100,000	$7,139,493	$(125,000)	$(41,032)	$(7,905,082)	$(831,621)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

	Consolidated Statement of Cash Flows

	Period from
	June 1, 2003	June 1, 2002
	To	To
	May 31, 2004	May 31, 2003
Cash flows from operating activities:
Net loss	$(749,911)	$(1,247,850)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and depletion	7,358	1,163
Amortization of defered financing costs	27,395	19,189
Amortization of beneficial conversion feature	274,243	58,325
Unpaid equity in earnings of Hamill lease	(18,671)
Value of shares cancelled		(222,812)
Gain on sale of equipment		(65,725)
Write off loan from directors		5,450
Services paid by issuance of common stock		482,679
Increase (decrease) in liabilities
Prepaid expenses and other current assets	(160)	16,484
Accounts payable and accrued liabilties	195,163	187,946
Net cash used by operating activities	(264,583)	(765,151)

Cash flows from investing activities:
Purchase of working interest in Hamill lease	(580,000)
Acquisition of equipment	(689)
Net cash used by investing activities	(580,689)	-

Cash flows from financing activities:
Proceeds from the issuance of notes payable	53,000
Issuance of convertible debenture payable	900,000
Unpaid fees and expenses due to stockholders	101,777	742,114
Sale of common stock		42,500
Proceeds from loan from affiliated entity		44,000
Deferred financing costs	(107,733)
Net cash provided by financing activities	947,044	828,614

Effect of exchange rate on cash balance	(56,724)	(61,097)

Net increase in cash	45,048	2,366

Cash at beginning of period	13,204	10,838
Cash at end of period	$58,252	$13,204

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes.

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
During the year ended May 31, 2003, the Company issued common stock:
16,010,100 shares, valued at $482,679, for services
900,000 shares, valued at $26,100, for directors fees
4,189,412 shares, valued at $40,000, for conversion of convertible debentures
2,000,000 shares, valued at $90,000, for repayment of loan
$70,000 gain on sale of equipment applied against unpaid license fees

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

Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (“Century”). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century, a privately held Texas corporation, has an interest in various oil and natural gas properties. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century, which has three successive one-year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement was $580,000 and a 15 percent ownership stake in the Company. The Company is currently in the process of conducting a special meeting of shareholders to seek proxy approval to meet this 15 percent ownership commitment (Note 21).

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The Company’s 50 percent portion of the acquisition cost was $70,000 (see Note 20).

The Company plans to pursue growth in the oil and gas sector by two principle means:

1)	Development of its current ownership positions in the Hamill & Prado leases.

2)
Completing the acquisition and development of other property and working interest opportunities with proven reserve potential made known to the Company through its “New Project and Exploration Drilling Participation” with Century.

As previously reported, the Company has been seeking to acquire the Tiger-Lynk large-scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. (“Legacy”) to merge the public Company with Tiger-Lynk robotic technology patented and owned by Gary Ackles, former Company CEO. During the forth quarter of the fiscal year ended May 31, 2004, the Company believes that the planned acquisition of Tiger-Lynk is likely to be replaced with a negotiated settlement. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due G. Ackles as of May 31, 2004 (Notes 5, 9 and 20).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Aquatic Cellulose International Corporation (the “Company”) has experienced recurring losses, has a working capital deficiency of $1,526,189 and an accumulated deficit of $7,905,082 as of May 31, 2004 and at the end of fiscal year ended May 31, 2003 had ceased its underwater timber harvesting operations due to the difficulty associated with the investment and operations of the Brazil project. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company’s investment will depend upon obtaining financing to engage in drilling of the prospects, of which there can be no assurance. The Company projects that potential future cash flows related to the prospects will exceed their carrying value.

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

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

Long-Lived Assets

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements’ estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value. For the fiscal year ended May 31, 2004, no impairments have been recorded on proved properties.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

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

The Company’s investment in the Hamill lease is recorded using the equity method of accounting. Under this method, the investment at cost initially, and the investment is adjusted for the Company’s equity in the Hamill lease profit and loss. The investment is further adjusted for additional contributions to and distributions from the Hamill lease.

The Company depletes the acquisition cost of the Hamill lease using the units-of-production method as the related gas reserves are produced so that each unit of gas produced is assigned a pro rata portion of the unamortized acquisition cost. The unit cost is computed on the basis of the total estimated units of gas reserves.

The Hamill lease has an agreement with Harvest Pipeline Company (“Harvest”) to sell 100 percent of its natural gas to Harvest at 90 percent of Inside FERC of the Houston Shipped Channel Price. The agreement is effective through October 1, 2004. Because alternate purchasers of natural gas are readily available, the Company believes that the loss of any purchaser would not have a material adverse effect on the financial results of the Company.

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

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

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing Diluted EPS, including dilutive stock options and warrants, was 100,000,000 and 97,533,405 for the fiscal years ended May 31, 2004 and 2003, respectively. For the fiscal years ended May 31, 2003, 1,775,250 shares attributable to the exercise of outstanding options and warrants were excluded from the calculation of Diluted EPS because the effect was antidilutive. There were no dilutive items as of May 31, 2004 as the Company had already issued all authorized shares. No adjustments were made to reported net income in the computation of EPS.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

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

Comprehensive Income

During June 1999, the Financial Accounting Standards Board issued SFAS No. 130, “Reporting Comprehensive Income.” This pronouncement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; change in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company’s net income and foreign currency translation adjustments were the only components of its comprehensive income as of May 31, 2004 and 2003, respectively.

Segment and Geographic Information

The Financial Accounting Standards Board issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” effective in 1998. SFAS No. 131 requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in multiple segments (Note 18).

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Company management has determined that implementation of SFAS No. 144 will not have a material effect on the Company’s results of operations or financial position.

On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of SFAS No. 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 is issued. Company management has determined that implementation of SFAS No. 145 will not have a material effect on the Company’s results of operations or financial position.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

In July 2002, the Financial Accounting Standards Board issued SFAS, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Company management has determined that implementation of SFAS No. 146 will not have a material effect on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. As we have no such instruments, the adoption of this issue did not have an impact on our statement of financial position or results of operations.

Emerging Issues Task Force (“EITF”) Issue No. 02-03, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts” under EITF Issues No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” was issued in June 2002. EITF Issue No. 02-03 addresses certain issues related to energy trading activities, including (a) gross versus net presentation in the income statement, (b) whether the initial fair value of an energy trading contract can be other than the price at which it was exchanged, and (c) accounting for inventory utilized in energy trading activities. As we have no such instruments, the adoption of this issue did not have an impact on our statement of financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This statement was effective for financial instruments entered into or modified after May 31, 2003.

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

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at May 31:

	2004	2003

Computer equipment	$3,931	$3,931

Furniture and equipment	5,258	4,569

Leasehold improvements	4,853	4,853

	14,042	13,353

Less: accumulated depreciation	11,404	10,787

	$2,638	$2,566

Depreciation expense was $617 and $1,163 for the fiscal years ended May 31, 2004 and 2003, respectively.

During October 2002, the Company entered into an agreement with Gary Ackles, former CEO, to sell the equipment located in Brazil with a net book value of $4,275 in addition to a prototype machine with a net book value of $-0- located on the Tucurci reservoir. Under the terms of the agreement, the unpaid license fees owed to Legacy Systems Corp. were reduced by $70,000 resulting in a pre-tax gain of approximately $65,700. (Notes 9 and 17).

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

During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment in exchange for a $100,000 reduction in amounts currently owed to both Ackles and Legacy (Note 20).

NOTE 6- DEFERRED FINANCING COSTS

In connection with the sale of $900,000 convertible debentures on March 22, 2004, the Company incurred financing fees in the amount of $107,733. These fees are amortized over the 24-month life of debentures. The unamortized balance of these fees was $97,631 at May 31, 2004.

NOTE 7 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at May 31, 2004:

Initial deposit to purchase Century (Notes 1 & 11)	$80,000

Additional payment to acquire working interest	500,000

Allocation of natural gas revenues	40,665

Allocation of lease operating expenses	(7,612)

Receipt of earnings in Hamill lease	(14,382)

Depletion	(6,741)

$591,930

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

The Company’s investment in the Hamill lease is recorded using the equity method of accounting. Under this method, the investment at cost initially, and the investment is adjusted for the Company’s equity in the Hamill lease profit and loss. The investment is further adjusted for additional contributions to and distributions from the Hamill lease. The Company depletes the acquisition cost of the Hamill lease using the units-of-production method.

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

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at May 31:

	2004	2003

Accrued interest	$323,165	$158,151

Amount due to consultant for common

stock returned to Treasury	31,648	31,648

Accrued accounting and legal fees	138,635	40,200

Other accruals	7,311	12,655

	$500,759	242,654

During August 2004, in connection with the issuance of $250,000 in convertible debentures (Notes 10 and 20), the Company remitted payment of approximately $31,000 in accrued accounting and legal fees outstanding as of May 31, 2004.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

NOTE 9 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at May 31:

	2004	2003

Due to Gary Ackles for unpaid
consulting fees; severance; and expenses paid on behalf of Company (Notes 14 & 17)	$298,233	$298,233

Due to Gary Ackles for shares returned to treasury (Note 15)	144,804	144,804

Unpaid license agreement between Legacy Systems and Company (Notes 4, 14 & 17)	80,000	80,000

Unpaid consulting fees due to Sheridan Westgarde and Gary Ackles (Note 14)	114,527	26,000

Unpaid consulting fees to Harvey Smith and Lonnie Hayward (Note 14)	13,250

Due to Sheridan Westgarde for shares returned to treasury for professional (Note 15)	46,360	46,360

Funds borrowed from Legacy Systems (Notes 5 & 17)	44,000	44,000
	$741,174	$639,397

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

During March 2004, the Company issued an additional $900,000 of convertible notes and warrants. Convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. The debentures are convertible, at the investors’ sole option, into common shares at the lesser of $0.004 per share (fixed conversion price) or 40 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If, at any time, the Company issues or sells any shares of common stock for no or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price will be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9 percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

The debentures are due as follows:

Due Date	May 31, 2003	Issued	Converted	May 31, 2004

September 29, 2001	$480,800	-	$-	$480,800

March 14, 2002	100,000	-	-	100,000

December 4, 2002	200,000	-	-	200,000

March 22, 2006	-	900,000	-	900,000

	780,800	$-		$$1,680,800

Unamortized discount related
to warrants granted in conjunction
with the issuance of the
convertible debentures payable	(17,293)

Unamortized discount related to
beneficial conversion options on the
convertible debentures payable	-			(1,380,559)

	$763,507			$300,241

In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

Expiration Date	Exercise Price per Share	Outstanding May 31, 2003	Issued	Expired	Outstanding May 31, 2004

September 29, 2003	0.69	250,000	-	250,000	-

March 14, 2004	0.35	100,000	-	100,000	-

March 22, 2009	0.004	-	900,000	-	900,000

		350,000	900,000	350,000	900,000

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

NOTE 11 - NOTES PAYABLE

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The note is convertible into 200,000 shares of the Company’s common stock. The note will be converted following a combination (reverse split) of the issued and outstanding shares pending shareholder approval of the proxy (Note 21).

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

NOTE 13 - INCOME TAXES

The components of the provision for taxes based on income for the fiscal years ended May 31 are as follows:

	2004	2003

Current

Federal	$-	$-

State	-	-

Total Current	-	-

Deferred

Federal	-	-

State	-	-

Total Deferred	-	-

Total Tax Provision	$-	$-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the fiscal years ended May 31:

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

	2004	2003

Federal Income Tax Rate	(34.0)%	(34.0)%

Effect of Valuation Allowance	34.0%	34.0%

Effective Income Tax Rate	0.0%	0.0%

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

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred Tax Assets

Loss Carry-forwards	$1,408,758

Less: Valuation Allowance	(1,408,758)

Net Deferred Tax Asset	$-

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

2005	$5,542

2006	3,433

$8,975

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

- A three-year employment agreement with Gary Ackles, the Company’s former President, CEO and a Director, commencing November 1, 2000, providing for an annual salary of $107,134, plus certain benefits. The agreement calls for a minimum increase in salary of 10% per annum. As of May 31, 2004, approximately $298,000 was owed to Mr. Ackles for unpaid consulting fees (Note 9). The agreement was terminated effective March 30, 2003.

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

-During March 2004, the Company entered into consulting agreement with Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, is for one year and provides for consulting fees of $2,000 cash and $2,000 worth of Company common stock. The stock will be payable at every six month anniversary, for as long as the agreement is in place. The issued stock will be at a 20 percent discount to the average stock price of the 6 proceeding months of consulting services. In addition, the Company has committed to make Mr. Smith a significant shareholder pending shareholder approval of the proxy (Note 21). The Company has also agreed to compensate Mr. Smith 7 percent on any financings that Mr. Smith brings to the Company.

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

Lease Operating Agreement

The Company has a Lease Operating Agreement in place with Century. The agreement requires the Company to pay its 20% share of lease operating fees, amounting to approximately $14,580 annually. The agreement also details the Company’s responsibility for 20% of all lease operating expenses, un-scheduled repair, maintenance or re-completion of the lease or wells on an as required basis and of all future development costs. The lease agreement continues for as long as the Company has a working interest in the Hamill lease.

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

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the agreement has been formally canceled by the seller. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 “Recognition and Measurement in Financial Statements of Business Enterprises”. The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre’s estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company’s transfer agent to cancel the certificates. The Company is moving ahead with the cancellation of the original stock certificates with the transfer agent.

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

During the fiscal year ended May 31, 2003, the Company’s former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $144,804. The Company also received 1,791,000 additional surrendered shares from a stockholder and consultant for the purpose of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $78,008 (Notes 8 & 9).

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

NOTE 16 - STOCK OPTIONS

As of July 31, 2000, there were a total of 1,425,250 options outstanding to purchase the Company’s common stock at an exercise price of $0.52 per share, which was the market price of the options on the date of grant. The options expire on February 22, 2005. These options were outstanding as of May 31, 2004 and 2003, respectively.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

The following table summarizes the option activity for the fiscal year ended May 31, 2004:

	Number of Shares	Exercise Price	Weighted- Average Exercise Price	Weighted- Average Value

May 31, 2003	1,425,250	$0.52	$0.52	$0.52

Granted

Exercised

Canceled

May 31, 2004	1,425,250	$0.52	$0.52	$0.52

NOTE 17 - RELATED PARTY TRANSACTIONS
The Company had a service agreement with Kathy Ackles, wife of the former President, for bookkeeping and administrative services for $36,000 per annum (Note 14). This agreement was expired as of June 1, 2003.

The Company had an employment agreement with Gary Ackles, the Company’s former president, providing for an annual salary of $107,134 and severance benefits (Note 14). As of March 26th 2003 Mr. Ackles resigned from the Company and exercised his severance package.

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

During June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. (“Legacy”) to merge the public Company with the Tiger-Lynk robotic technology, also patented and owned by Mr. Ackles.

During September 2003, the Company signed a Memorandum of Understanding, followed in December 2003, by a Letter of Intent with Century Resources Inc. (“Century”) of Houston, Texas, for the acquisition of Century by the Company. These two agreements with Century negate and preclude all other agreements between Legacy, Century and the Company and outline the intent to amalgamate Century and the TigerLynk technology with the Company.  During the forth quarter of the fiscal year ended May 31, 2004, the Company believes that the planned acquisition of Tiger-Lynk is likely to be replaced with a negotiated settlement. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due Legacy Systems as of May 31, 2004 (Note 21).

During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (Note 9). The agreement requires the Company to return the Aquatic Timber Harvesting equipment (Note 5) and issue 40,000,000 pre-restructured shares of the Company’s common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy (Note 9) and the $80,000 due Legacy in un-paid licensing fees (Note 9). The remaining amount due G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

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

Net earnings from external sources at May 31,:

	2004	2003

United States	$33,053	$-

Canada	-	-

	$33,053	$-

Segment assets:

	2004	2003

United States	$744,031	$-
Canada	106,870	116,060

	$850,901	$116,060

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

Amounts Due Westgarde

Description	Original Agreement	New Agreement (Pending shareholder approval) (See Note 21)
Un-paid Consulting Fees (Note 9)	$81,675	$0
Shares Returned to Treasury (Note 9)	$46,360	$0
Agreement for Common Stock (Note 14 & 21)	150 Million (Based on an increase in the authorized shares to 3,000,000,000)	6.75 Million

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (Note 9). The agreement requires the Company to return the Aquatic Timber Harvesting equipment (Note 5) and issue 40,000,000 pre-restructured shares of the Company’s common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy (Note 9) and the $80,000 due Legacy in un-paid licensing fees (Note 9). The remaining amount due G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

Amounts Due Ackles

Description	Original Agreement	New Agreement (Pending shareholder approval) (See Note 21)
Unpaid license agreement between Legacy Systems and Company (Notes 4, 14 & 17) and funds borrowed from Legacy Systems. (Notes 5 & 17)	$124,000 ($80,000 + $44,000)	40 Million common shares (Before reverse split) and Aquatic Timber Harvesting Equipment (Note 5)
Un-paid Consulting Fees (Note 9) and Shares Returned to Treasury	$475,879	$417,000 or 3.25 Million Shares (See Note 21)

During July 2004, the Company received short term loans from Sheridan Westgarde, the Company’s CEO, Lonnie Hayward, consultant, and Robert Marchand in an amount aggregating $42,000 which was used, along with Company’s available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, Mr. Westgarde and Mr. Hayward were repaid their principal amounts plus 10 percent, while Mr. Marchand declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

During August 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400 acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The Company’s 50 percent portion of the cost of the acquisition was $70,000. This lease has 20 existing wells that were originally produced in the 1960’s 2 of which are still producing approximately 30 Barrels of oil per day. In cooperation with Century Resources Inc., the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves. The Company is awaiting the completion of 3D seismic processing that will be the basis for future development plans.

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

The stock restructuring or reverse split (Item 3.) will allow the Company to facilitate the issuance of common shares in connection with the purchase of the Hamill natural gas lease, meet obligations to industry professionals as well as to facilitate the continued conversion of existing convertible debt. (see Notes 1, 3, 8, 9, 10, 14 and 17)

The Company plans to convert existing convertible debt to reducing the amount outstanding and then perform a restructuring or reverse split of the stock. The following table details the Company’s commitments pending approval of shareholders.

	Number of proposed common share (in millions)	Proposed percentage of common stock after reverse

Existing Shareholders, certain accounts payables & notes (Note 8).	3.278	13.11%

Ed Destafano - Century Resources Inc. (Notes1 and 3)	3.750	15.00%

Lonnie Hayward - future Director (Note 14).	6.750	27.00%

Gary Ackles for Amounts Due Related Parties (Notes 9 & 20)	3.250	13.00%

Harvey Smith for expertise & consulting (Note 14)	1.223	4.89%

Sheridan B. Westgarde Director/CEO & for Amounts Due Related Parties (Notes 9, 14, 17 & 20)	6.750	27.00%

Totals	25.000	100.00%

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

Unaudited net quantities of proved developed reserves of natural gas for the Hamill lease, all of which are located on the 3,645 property located in Matagorda County, Texas, are summarized below:

Billion Cubic Feet (BCF)

Changes in proved reserves:

Estimated quantity, March 1, 2004	4.990

Production	.058

Acquisitions	-

Discoveries	-

Estimated quantity, May 31, 2004	4.932

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

The following table presents a standardized measure of the discounted future net cash flows attributable to the Company’s proved natural gas reserves. Future cash inflows were computed by applying period end prices of natural gas to the estimated future production of proved natural gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future unexpected costs or changes in production could affect discounted future net cash flows.

A discount factor of 10 percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or market value of the Company’s natural gas properties.

Standardized measure of discounted future net cash flows for the Hamill lease as of May 31, 2004:

Future cash inflows	$3,039,520

Future production costs	421,530

Future net cash flows	2,617,990

10 percent annual discount per annum	(507,235)

Standardized measure of discounted future net cash flows	$2,110,755

Pro-rata allocation of standardized measure of discounted future net cash flows for the Company’s 16 percent working interest in Hamill lease as of May 31, 2004:

Future cash inflows	$486,323

Future production costs	67,445

Future net cash flows	418,878

10 percent annual discount per annum	(81,158)

Standardized measure of discounted future net cash flows	$337,720

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