Form 10QSB
period 2004-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2005-03-23
CIK 1081242

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2004

OR

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 31, 2004

$.001 par value	100,000,000

Transitional Small Business Disclosure Format Yes No X

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Aquatic Cellulose International Corp.

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheet at August 31, 2004 (unaudited) and May 31, 2004 (audited)

Consolidated Statement of Operations for the three-months ended August 31, 2004 (unaudited) and 2003(unaudited)

Consolidated Statement of Comprehensive Loss for the three-months ended August 31, 2004 (unaudited) and 2003(unaudited)

Consolidated Statement of Cash Flows for the three-months ended August 31, 2004 (unaudited) and 2003 (unaudited)

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

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY
Three-month period ended August 31, 2004 and 2003
(Unaudited)

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheet

	(Unaudited)	(Audited)
August 31, and May 31,	2004	2004

Assets

Current Assets
Cash	$116,006	$58,252
Prepaid expenses and other current assets	-	450
Deferred financing costs, net of accumulated
amortization of $23,647 and $10,102	111,558	97,631
Total current assets	227,564	156,333

Property and equipment, less accumulated
depreciation of $11,440 and $11,404	2,602	2,638
Investment in Hamill lease	656,622	591,930
Investment in Prado lease	60,000	-
Advance on equipment purchase	100,000	100,000
Total Assets	$1,046,788	$850,901

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$83,895	$87,348
Accrued liabilities	551,420	500,759
Amounts due to related parties	759,194	741,174
Convertible debentures	506,804	300,241
Notes payable	61,791	53,000
Total current liabilities	1,963,104	1,682,522
Long Term Liabilities

Total Liabilities	1,963,104	1,682,522

Stockholders' Deficit
Preferred stock,$0.001 par value per share
10,000,000 shares authorized. No shares
issued and outstanding at August 31, 2004 and May 31, 2004	-	-
Common stock, $0.001 par value, 100,000,000
shares authorized, 100,000,000 shares issued and
outstanding at August 31, 2004 and May 31, 2004	100,000	100,000
Advance on deposit of equipment	(125,000)	(125,000)
Additional paid in capital	7,389,493	7,139,493
Accumulated deficit	(8,239,014)	(7,905,082)
Foreign currency translation adjustment	(41,795)	(41,032)
Total stockholders' deficit	(916,316)	(831,621)

Total Liabilities and Stockholders' Deficit	$1,046,788	$850,901

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Operations

	(Unaudited)	(Unaudited)
	Period from
	June 1, 2004	June 1, 2003
	To	To
	August 31, 2004	August 31, 2003

Equity in earnings of Hamill lease	$58,368	-

Operating expenses
Selling, general and administrative	87,155	122,752
Financing fees	295,504	28,836
Depreciation and depletion	9,643	190
Total operating expenses	392,302	151,778

Loss from operations	(333,934)	(151,778)

Other income (expense)
Foreign currency translation	-	-
Total other income (expense)	-	-

Net loss	$(333,934)	$(151,778)

Weighted Average Shares	100,000,000	97,121,873

Loss Per Common Share	$(0.00)	$(0.00)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Comprehensive Loss

	(Unaudited)	(Unaudited)
	Period from
	June 1, 2004	June 1, 2003
	To	To
	August 31, 2004	August 31, 2003

Net loss	$(333,934)	$(151,778)

Foreign exchange translation adjustment	(763)	7,556

Comprehensive loss	$(334,697)	$(144,222)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Cash Flows

	(Unaudited)	(Unaudited)
	Period from
	June 1, 2004	June 1, 2003
	To	To
	August 31, 2004	August 31, 2003
Cash flows from operating activities:
Net loss	$(333,934)	$(151,778)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and depletion	9,643	190
Amortization of deferred financing costs	13,545	32,030
Amortization of beneficial conversion feature	207,564	-
Unpaid equity in earnings of Hamill lease	(30,760)	-
Increase (decrease) in assets and liabilities
Prepaid expenses and other current assets	450	(320)
Accounts payable and accrued liabilties	47,208	101,206
Net cash used by operating activities	(86,284)	(18,672)

Cash flows from investing activities:
Purchase of working interest in Prado lease	(70,000)	-
Non-refundable deposit on sale of Prado lease	10,000	-
Additional investment in Hamill lease	(44,538)	-
Acquisition of equipment	-	(448)
Net cash used by investing activities	(104,538)	(448)

Cash flows from financing activities:
Issuance of convertible debenture payable	250,000	-
Deferred financing costs	(27,472)	-
Unpaid fees and expenses due to stockholders	18,020	-
Proceeds from notes payable	8,791	-
Net cash provided by financing activities	249,339	-

Effect of exchange rate on cash balance	(763)	7,556

Net increase (decrease) in cash	57,754	(11,564)

Cash at beginning of period	58,252	13,204
Cash at end of period	$116,006	$1,640

SUPPLEMENTAL INFORMATION:

Interest paid	$3,467	$-
Taxes paid	$-	$-

See accompanying notes.

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

During the three month period ended August 31, 2004, the Company recorded beneficial conversion options of $250,000

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

Aquatic Cellulose International Corp. (the "Company" or "ACIC") was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater operations and decided to focus on a new business direction in the oil and gas industry.

Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (“Century”). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century, a privately held Texas corporation, has an interest in various oil and natural gas properties. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century, which has three successive one-year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement was $580,000 and a 15 percent ownership stake in the Company. The Company is currently in the process of conducting a special meeting of shareholders to seek proxy approval to meet this 15 percent ownership commitment (Note 15).

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The Company’s 50 percent portion of the acquisition cost was $70,000 (see Note 3 and 9). The lease has 20 existing wells that were originally producing in the 1960’s 2 of which are still producing approximately 30 barrels of oil per day. In cooperation with Century Resources Inc., the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves.

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

The Company had been seeking to acquire the Tiger-Lynk large-scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. The Company would then seek to develop the opportunities for the technology in multiple industry sectors. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. (“Legacy”) to merge the public Company with Tiger-Lynk robotic technology patented and owned by Gary Ackles, former Company CEO. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due G. Ackles as of May 31, 2004 (Note 14).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Aquatic Cellulose International Corporation (the “Company”) has experienced recurring losses, has a working capital deficiency of $1,735,540 and an accumulated deficit of $8,239,014 as of August 31, 2004 and at the end of fiscal year ended May 31, 2003 had ceased its underwater timber harvesting operations due to the difficulty associated with the investment and operations of the Brazil project. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company’s investment will depend upon obtaining financing to engage in drilling of the prospects, of which there can be no assurance. The Company projects that potential future cash flows related to the prospects will exceed their carrying value.

Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Information

The accompanying interim balance sheet as of August 31, 2004 and the statements of operations and cash flows for the three-month period ended August 31, 2004 and August 31, 2003, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. A more complete description of accounting policies and disclosures is included in the Company's annual report on Form 10-KSB.

The results of operations for the three-month period ended August 31, 2004 are not necessarily indicative of operating results to be expected for the full year.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

Revenue Recognition

The Company currently has no operating activities but has been acquiring working interests in oil and gas producing properties (Note 3).

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

Long-Lived Assets

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements’ estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value. For the period ended August 31, 2004, no impairments have been recorded on proved properties.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the period August 31, 2004, no impairments have been recorded on unproved properties

Investment in Hamill Lease

The Company’s investment in the Hamill lease is recorded using the equity method of accounting. Under this method, the investment is recorded at cost initially, and the investment is adjusted for the Company’s equity in the Hamill lease profit and loss. The investment is further adjusted for additional contributions to and distributions from the Hamill lease.

The Company depletes the acquisition cost of the Hamill lease using the units-of-production method as the related gas reserves are produced so that each unit of gas produced is assigned a pro rata portion of the unamortized acquisition cost. The unit cost is computed on the basis of the total estimated units of gas reserves.

The Hamill lease has an agreement with Harvest Pipeline Company (“Harvest”) to sell 100 percent of its natural gas to Harvest at 90 percent of Inside FERC of the Houston Shipped Channel Price. The agreement is effective through October 1, 2004. As of October 2, 2004 the natural gas from the Hamill lease is continuing to be shipped via the Harvest Pipeline Company under the terms of the expired agreement and until a new agreement can be put into place. Because alternate purchasers of natural gas are readily available, the Company believes that the loss of any purchaser would not have a material adverse effect on the financial results of the Company.

Investment in Prado Lease

The Company’s investment in the Prado lease is recorded using the equity method of accounting. Under this method, the investment is recorded at cost initially, and the investment is adjusted for the Company’s equity in the Prado lease profit and loss. The investment is further adjusted for additional contributions to and distributions from the Prado lease.

The Company depletes the acquisition cost of the Prado lease using the units-of-production method as the related gas reserves are produced so that each unit of gas produced is assigned a pro rata portion of the unamortized acquisition cost. The unit cost is computed on the basis of the total estimated units of gas reserves.

Although the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through its management of the property.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

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

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. The weighted average number of common shares outstanding for computing Basic EPS was 100,000,000 and 97,121,873 for the quarters ended August 31, 2004 and August 31, 2003, respectively.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing Diluted EPS, including dilutive stock options and warrants, was 100,000,000 and 97,533,405 for the quarter ended August 31, 2004 and August 31, 2003, respectively.  For the fiscal years ended May 31, 2003, 1,775,250 shares attributable to the exercise of outstanding options and warrants were excluded from the calculation of Diluted EPS because the effect was antidilutive. There were no dilutive items as of May 31, 2004 as the Company had already issued all authorized shares. No adjustments were made to reported net income in the computation of EPS.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

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

Comprehensive Income

During June 1999, the Financial Accounting Standards Board issued SFAS No. 130, “Reporting Comprehensive Income.” This pronouncement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains on available-for-sale securities; foreign currency translation adjustments; change in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company’s net income and foreign currency translation adjustments were the only components of its comprehensive income as of August 31, 2004 and 2003, respectively.

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

Translation of Foreign Currency

The Company's functional currency is the United States dollar. The Company's subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency. However, its functional currency has been determined to be the United States dollar. The method of translation applied is as follows: i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transactions occurred. iii) Revenues and expenses are translated at the rate of exchange in effect at the transaction date. iv) The net adjustment arising from the translation is included in the consolidated statement of operations. Effective June 1, 2003, the Company no longer had revenue or expenses paid in Canadian dollars, thus during the fiscal year ended May 31, 2004 and the three month period ended August 31, 2004, the Company reflected no foreign currency translation on the Consolidated Statement of Operations.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Company management has determined that implementation of SFAS No. 146 will not have a material effect on the Company’s results of operations or financial position.

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

NOTE 3 - ACQUISITION OF OWNERSHIP POSITION IN HAMILL & PRADO LEASES

The acquisition price for the Hamill lease was $580,000 and a 15 percent ownership stake in AQCI. The acquisition was accounted for as a step acquisition as required by Statement of Financial Accounting Standards No. 141, Business Combinations as the date and dollar amount for the issuance of the 15 percent ownership interest cannot be determined, pending the approval of a Section 14A proxy statement with the Securities and Exchange Commission. (see Notes 1 and 15)

The acquisition price for the Company’s 50% ownership position in the Prado Field lease was $70,000. (see Note 1)

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at August 31, 2004 and May 31, 2004 respectively:

	August 31, 2004	May 31, 2004

Computer equipment	$3,931	$3,931
Furniture and equipment	5,258	5,258
Leasehold improvements	4,853	4,853
	14,042	14,042
Less: accumulated depreciation	11,440	11,404
	$2,602	$2,638

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

During the fiscal year ended May 31, 2003, the Company was advanced approximately $44,000 from Legacy Systems collateralized by the aquatic timber harvesting equipment (Notes 11 and 14).

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment in exchange for a $100,000 reduction in amounts owed to both Ackles and Legacy. Accounting for the transaction on the Company’s financial statements will take place once the Company is able to execute on the terms of the agreement (Notes 11 and 14).

NOTE 6 - NOTES PAYABLE

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The note is convertible into 200,000 shares of the Company’s common stock. The note will be converted following a combination (reverse split) of the issued and outstanding shares pending shareholder approval of the proxy (Note 15). During July 2004, the Company received a short-term loan from this same investor in the amount of $7,460, which was used, along with Company’s available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease. The Company agreed to repay the $7,460 once funding became available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004 the investor declined the repayment in favor of re-investing his principal and 20 percent proceeds with the Company. Thus, the total aggregate of the loan is $36,791

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending shareholders approval of the proxy (Note 15). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company.

In December 2003, the Company signed a $100,000 convertible promissory note as an advance on the $900,000 convertible notes and warrants issued March 22, 2004 and paid $80,000 as a deposit to acquire the Hamill Lease (Notes 1, 3 and 8).

NOTE 7- DEFERRED FINANCING COSTS

In connection with the sale of $900,000 convertible debentures on March 22, 2004, the Company incurred financing fees in the amount of $107,733. These fees are amortized over the 24-month life of debentures. The unamortized balance of these fees was $84,164 at August 31, 2004.

In connection with the sale of $250,000 convertible debentures on August 6, 2004, the Company incurred financing fees in the amount of $27,472. These fees are amortized over the 24-month life of debentures. The unamortized balance of these fees was $27,394 at August 31, 2004.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

NOTE 8 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at August 31, 2004 and May 31, 2004:

	August 31, 2004	May 31, 2004
Balance at beginning of period	$591,930
Initial deposit to purchase Century (Notes 1 and 6)	-	$80,000
Additional payment to acquire working interest (Note 1)	-	500,000
Additional investment to increase production	44,538
Allocation of natural gas revenues	63,548	40,665
Allocation of lease operating expenses	(5,177)	(7,612)
Receipt of earnings in Hamill lease	(28,694)	(14,382)
Depletion	(9,523)	(6,741)
	$656,622	$591,930

The Company’s investment in the Hamill lease is recorded using the equity method of accounting. Under this method, the investment is recorded at cost initially, and the investment is adjusted for the Company’s equity in the Hamill lease profit and loss. The Company depletes the acquisition cost of the Hamill lease using the units-of-production method.

During June 2004, maintenance work was commenced on the Hamill property, which resulted in 2 additional wells coming into production. These 2 wells added approximately 250 thousand cubic feet of gas per day to over-all lease production. Additionally, maintenance work was performed on the original producing well, which resulted in that well production rising from approximately 700 thousand cubic feet of gas per day to approximately 1.05 million cubic feet of gas per day.

NOTE 9 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following at August 31, 2004:

Payment to acquire working interest (Note 1)	$70,000

Nonrefundable deposit to acquire 50 percent interest	(10,000)

Additional investment to increase production	11,969

Allocation of earnings in Prado Lease	(11,969)

$60,000

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

During July 2004, the Company entered into a preliminary agreement in principle to sell a portion of its working interest in the Prado field to Titan Consolidated Inc., a Nevada corporation. Should this agreement be consummated, Titan would be responsible for 40 percent of the development and operating costs while receiving 20 percent of the net revenue from all Prado production. The purchase price is $500,000, of which the Company received, in July 2004, $10,000 of a $50,000 non-refundable deposit. The balance of the deposit is due by September 15, 2004 with the final closing date and remainder of purchase price due on November 15, 2004. On September 15, 2004, the Company granted an extension of the non-refundable deposit due date to October 20, 2004 and the final closing date to December 1, 2004. On October 15, 2004 the Company received from Titan an additional $30,000 of the $50,000 non-refundable deposit. Based on this payment the Company agreed to again extend the non-refundable deposit due date to November 15, 2004. As of January 2005 the Company had not received from Titan the remaining amount due of the non-refundable deposit. Under the terms of the agreement the Company has no further obligations to Titan.

The Company has agreed with the Operator, Century Resources, that all the initial revenues on the Prado Lease are being withheld as additional investment in the property.

NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at August 31, 2004 and May 31, 2004:

	August 31, 2004	May 31, 2004
Accrued interest	$392,609	$323,165
Amount due to consultant for common stock returned to Treasury	31,648	31,648
Accrued accounting and legal fees	119,635	138,635
Other accruals	7,311	7,311
	$551,420	$500,759

During August 2004, in connection with the issuance of $250,000 in convertible debentures (Note 12), the Company remitted payment of approximately $31,000 in accrued accounting and legal fees outstanding as of May 31, 2004.

NOTE 11 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at August 31, 2004 and May 31, 2004:

	August 31,	May 31,
	2004	2004
Due to Gary Ackles for unpaid consulting fees; severance; and expenses paid on behalf of Company (Notes 14 & 15)	$298,233	$298,23
Due to Gary Ackles for shares returned to treasury (Note 14 & 15)	144,804	144,804
Unpaid license agreement between Legacy Systems and Company (Notes 4, 14 & 15)	80,000	80,000
Unpaid consulting fees due to Sheridan Westgarde and Gary Ackles (Note 14 & 15)	119,027	114,527
Unpaid consulting fees to Harvey Smith and Lonnie Hayward (Note 14)	26,770	13,250
Due to Sheridan Westgarde for shares returned to treasury for professional services (Note 14 & 15)	46,360	46,360
Funds borrowed from Legacy Systems (Notes 5 & 14)	44,000	44,000
	$759,194	$741,174

All amounts due to related parties are non-interest bearing and payable upon demand.

During the three-months ended August 31, 2004, Sheridan Westgarde accrued a total of $19,500 in consulting fees less payments of $15,000 for total unpaid consulting fees of $4,500.

During the three-months ended August 31, 2004, Lonnie Hayward accrued a total of $17,383 in consulting fees less payments of $12,883 for total unpaid consulting fees of $4,500.

During the three-months ended August 31, 2004, Harvey Smith accrued a total of $12,000 in consulting fees less payments of $3,000 for total unpaid consulting fees of $9,000.

During July 2004, the Company entered into an agreement to return the remaining aquatic timber harvesting equipment and settle the amount due Legacy Systems as of May 31, 2004 (Note 14).

During July 2004, the Company entered into an agreement to settle all amounts due Sheridan Westgarde as of May 31, 2004 (Note 14).

During July 2004, the Company entered into an agreement to settle all amounts due Gary Ackles as of May 31, 2004 (Note 14).

NOTE 12 - CONVERTIBLE NOTES AND WARRANTS

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

During March 2004 and August 2004, the Company issued an additional $900,000 and $250,000, respectively, of convertible notes and warrants. The convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. The debentures are convertible, at the investors’ sole option, into common shares at the lesser of $0.004 per share (fixed conversion price) or 40 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If, at any time, the Company issues or sells any shares of common stock for on or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price will be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9 percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

The debentures are due as follows:

Due Date	May 31, 2004	Issued	Converted		August 31,2004
September 29, 2001(*)	$480,800	-		$-	$480,800
March 14, 2002(*)	100,000	-		-	100,000
December 4, 2002(*)	200,000	-		-	200,000
March 22, 2006	900,000			-	900,000
August 6, 2006	-	250,000		-	250,000
	$1,680,800	$250,000	$		$1,929,800
Unamortized discount related to beneficial conversion options on the convertible debentures payable	(1,380,559)				(1,422,996)
	$300,241				$506,804

(*) Maturity extended until March 2006

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

Expiration Date	Price per Share	Outstanding May 31, 2004	Issued	Expired	Outstanding August 31, 2004

March 22, 2009	0.004	900,000	-	-	900,000
August 6, 2009	0.004	-	250,000	-	250,000
		900,000	250,000	-	1,150,000

The March 2004 and August 2004 convertible debentures contain a beneficial conversion feature as the debenture holders are granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. The debenture proceeds attributable to the warrants was estimated to be $nil, as the warrants were valued at market value on the date of issuance. The intrinsic value of the beneficial conversion option relating to the debentures being convertible into common shares at prices that are less than the market price at the date of issuance has been calculated at $900,000 and $250,000 respectively, which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $113,213 for beneficial conversion features in connection with the March 2004 and August 2004 debentures and warrants have been charged to operations during the three-month period ended August 31, 2004.

Additionally, in connection with extending the terms of the convertible debentures outstanding as of May 31, 2003, the Company recorded a beneficial conversion feature as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. Therefore, a total of $94,340 for beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 have been charged to operations during the three-month period ended August 31, 2004.

In connection with these convertible debentures, the Company had $392,609 and $323,165 of accrued interest at August 31, 2004 and May 31, 2004, respectively (Note 10).

All convertible debentures are issued to the same group, thus no conflict exist with security in the first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles.

NOTE 13 - STOCKHOLDERS’ DEFICIT

The Company has issued all shares authorized in the articles of incorporation and plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash (Note 15).

During the quarter ended November 30, 2002, the former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. These shares had an estimated value of $144,804 (Note 11).

During the quarter ended November 30, 2002, Sheridan Westgarde, the Company's current CEO surrendered 1,000,000 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $46,360 (Note 11).

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

During the quarter ended November 30, 2002, William Stephaniuk surrendered 791,209 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $31,648 (Note 10).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the seller has formally canceled the agreement. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 “Recognition and Measurement in Financial Statements of Business Enterprises”. The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre’s estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company’s transfer agent to cancel the certificates. The Company is moving ahead with the cancellation of the original stock certificates with the transfer agent.

In accordance with the debenture agreement (Note 12), the Company is required to, during the period the conversion rights exists, reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

NOTE 14 - RELATED PARTY TRANSACTIONS

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

During July 2004, the Company entered into an agreement to exchange amounts due to Sheridan Westgarde, as well as stock compensation due Mr. Westgarde under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. Based on the proposed share structure this would equal 6.75 million shares. Mr. Westgarde would be an affiliate of the Company bearing all the restrictions of affiliates according to the Securities and Exchange Act of 1933 (Note 15).

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

Amounts Due Westgarde

Description	Original Agreement	New Agreement (Pending shareholder approval) (See Note 15)
Un-paid Consulting Fees (Note 11)	$81,675	$0
Shares Returned to Treasury (Note 11)	$46,360	$0
Agreement for Common Stock	150 Million (This is based on the March 2003 contract for 5% of authorized and based on an increase in the authorized shares to 3,000,000,000)	6.75 Million (27%) (Note 15)

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, owned by Gary Ackles. The security for the loan was the ATH equipment (Notes 5 and 11).

During September 2003, the Company signed a Memorandum of Understanding, followed in December 2003, by a Letter of Intent with Century Resources Inc. (“Century”) of Houston, Texas, for the acquisition of Century by the Company. These two agreements with Century negate and preclude all other agreements between Legacy, Century and the Company and outline the intent to amalgamate Century and the TigerLynk technology with the Company. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due Legacy Systems as of May 31, 2004 (Notes 5 and 15).

During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (Note 11). The agreement requires the Company to return the Aquatic Timber Harvesting equipment (Note 5) and issue 40,000,000 pre-restructured shares of the Company’s common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy (Note 11) and the $80,000 due Legacy in un-paid licensing fees (Note 11). The remaining amount due G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

Amounts Due Ackles

Description	Original Agreement	New Agreement (Pending shareholder approval) (See Note 15)
Unpaid license agreement between Legacy Systems and Company (Notes 4, 14 & 15) and funds borrowed from Legacy Systems. (Notes 5 & 15)	$124,000 ($80,000 + $44,000)	40 Million common shares (Before reverse split) and Aquatic Timber Harvesting Equipment (Note 5)
Un-paid Consulting Fees (Note 11) and Shares Returned to Treasury	$475,879	$417,000 or 3.25 Million Shares (See Note 15)

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

During March 2004, the Company entered into consulting agreement with Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, is for one year and provides for consulting fees of $2,000 cash and $2,000 worth of Company common stock. The stock will be payable at every six month anniversary, for as long as the agreement is in place. The issued stock will be at a 20 percent discount to the average stock price of the 6 proceeding months of consulting services. In addition, the Company has committed to make Mr. Smith a significant shareholder pending shareholder approval of the proxy (Note 15). The Company has also agreed to compensate Mr. Smith 7 percent on any financings that Mr. Smith brings to the Company.

During March 2004, the Company entered into consulting agreement with Lonnie Hayward who specializes in publicly held companies and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make Mr. Hayward a significant shareholder pending shareholder approval of the proxy (Note 15).

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

NOTE 15 - PROXY 14A SHAREHOLDER VOTE

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

The increase in authorized shares (Item 1.) will allow the Company to facilitate the conversion of existing convertible debt as well as amounts due to related parties (see Notes 11, 12 and 14).

The change of our Company name (Item 2.) will better identify the Company in the new business.

The stock restructuring or reverse split (Item 3.) will allow the Company to facilitate the issuance of common shares in connection with the purchase of the Hamill natural gas lease, meet obligations to industry professionals as well as to facilitate the continued conversion of existing convertible debt. (see Notes 1, 3, 11, 12 and 14)

The Company plans to convert existing convertible debt to reducing the amount outstanding and then perform a restructuring or reverse split of the stock. The following table details the Company’s commitments pending approval of shareholders.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004 (UNAUDITED)

	Number of proposed common share (in millions)	Proposed percentage of common stock after reverse

Existing Shareholders, certain accounts payables & notes (Note 11).	3.278	13.11%

Ed Destafano - Century Resources Inc. (Notes 1 & 3)	3.750	15.00%

Lonnie Hayward - future Director (Note 14).	6.750	27.00%

Gary Ackles for Amounts Due Related Parties (Notes 11 & 14)	3.250	13.00%

Harvey Smith for expertise & consulting (Note 14)	1.223	4.89%

Sheridan B. Westgarde Director/CEO & for Amounts Due Related Parties (Notes 11 & 14)	6.750	27.00%

Totals	25.000	100.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS:

Plan of Operations

The Company has reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas. On March 22, 2004, the Company acquired from Century Resources Inc., retroactive to March 1, 2004, a 20 percent ownership position and a 16 percent net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas. The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. The company’s original plan to acquire Century, a Texas based oil and gas Company, was replaced with this new acquisition agreement which includes an exclusive, optional, “New Project and Exploration Drilling Participation” agreement with Century. This aspect of the agreement has three successive one-year terms, with the Company holding the exclusive option on each year. (See Note 1 - Notes to the Consolidated Financial Statements)

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The Company’s 50 percent portion of the acquisition cost was $70,000 (see Note 3). The lease has 20 existing wells that were originally producing in the 1960’s 2 of which are still producing approximately 30 barrels of oil per day. In cooperation with Century Resources Inc., the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves.

HAMILL & PRADO PRODUCTION

Beginning June 2004, maintenance work was commenced on the Hamill property, which resulted in 2 additional wells coming into production. These 2 wells added approximately 250 thousand cubic feet of gas per day to overall lease production. Additionally, maintenance work was performed on the original producing well, which resulted in that well production rising from approximately 700 thousand cubic feet of gas per day to approximately 1.05 million cubic feet of gas per day resulting in a total lease production of approximately 40 million cubic feet of gas per month commencing July 10, 2004, an overall increase of 15.5 million cubic feet of gas over previously reported numbers.

Currently the Prado Field is producing approximately 900 barrels of oil per month from 2 of the 20 existing wells. The Company is currently waiting on the completion of detailed evaluation of 3D seismic and other site engineering data, for both Hamill and Prado, that will further define the reserve potential, as well as future development costs.

As previously reported, the Company has in the past been seeking to acquire the Tiger•Lynk™ large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the Tiger•Lynk™ robotic technology patented and owned by Gary Ackles, former CEO of the Company. During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO, to cancel all plans to merge. The agreement to part ways involves the note the Company currently has with Legacy Systems, the ATH-120 manipulator arm components currently stored at a manufacturing facility in Kamloops, British Columbia as well as settlement of amounts currently owed to Legacy Systems and Mr. Ackles (See Notes 5, 11 and 14 - Notes to Consolidated Financial Statements)

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

Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions.

By selling the equipment located in Brazil, as well as the settlement agreement with Mr. Ackles divesting of the equipment at Kamloops, British Columbia (See Notes 5, 11 and 14 - Notes to Consolidated Financial Statements) the Company currently does not own any significant equipment. (See Note 4- Notes to the Consolidated Financial Statements)

As of August 31, 2004 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there are three Consultants under contract.

Results Of Operations

For the Three Months Ended August 31, 2004 Compared to August 31, 2003

The Company earned revenue of $58,368 for the three months ended August 31, 2004, compared with $nil for the three months ended August 31, 2003, for an increase of $58,368. The increase was attributable to the acquisition of the Hamill lease natural gas producing property.

Operating expenses for the three months ended August 31, 2004 and 2003 were $392,302 and $151,778 respectively, for an increase of $240,524 or 158%. The increase is the result of $87,155 in selling, general and administrative expenses, $295,504 in financing fees, $9,643 in depreciation and depletion. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions (See Notes 1, 8 and 9 - Notes to Consolidated Financial Statements) The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 15).

Liquidity and Capital Resources

Net cash used in operating activities for the three-month periods ended August 31, 2004 and August 31, 2003 was $86,264 and $18,672, respectively, for an increase in cash used for operating activities of $67,592. During the three months ended August 31, 2004, the Company utilized convertible notes to fund its operations, as compared to August 31, 2003, when the company financed operations through extended payment terms.

There was $104,538 in investment activities during the three-months ended August 31, 2004 and $448 for the three-months ended August 31, 2003. The increase in investment activity was due to the purchase of the Prado lease, as well as, additional investments in the Hamill lease.

Net cash provided by financing activities was $249,339 and $nil for the three-months ended August 31, 2004 and August 31, 2003, respectively. For the period ended August 31, 2004 the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore done by the issuance of debt.

At August 31, 2004 the Company had cash of $116,006 and total current assets of $227,564.

As of August 31, 2004, the Company had a working capital deficiency of $1,735,540 and an accumulated deficit of $8,239,014. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable (See Notes 2 and 12 - Notes to Consolidated Financial Statements). The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 15). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the collectibility of accounts receivable, the use of estimates for natural gas reserve information and the realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to August 31, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are generally effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act. However, the Company encountered various issues relating to additional disclosure requirements for the Hamill acquisition. These issues have delayed the Company from filing its 2004 quarterly reports within the periods specified in the SEC rules and forms.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

    During the quarter ended November 30, 2002, the Company’s former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $144,804.

    During the quarter ended November 30, 2002, Sheridan Westgarde, the Company’s current CEO surrendered 1,000,000 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $46,360.

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

    The Company plans to co nvert existing convertible debt to reducing the amount outstanding and then perform a combination of the stock. The Company plans to allocate shares of the post-consolidated company to key individuals pending approval of shareholders (see Note 15 - Notes to Consolidated Financial Statements).

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K
(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

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

5. Form 8-K dated April 1st, 2004, reported that on or about July 3, 2003, Aquatic Cellulose International Corporation dismissed Stonefield Josephson, Inc., however they were not informed of such until management engaged the new accountants. AQCI officially engaged Wong Johnson & Associates on February 16, 2004, to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31, 2002 and May 31, 2003. All filing stopped until Wong Johnson and Associated were retained. At that time all 10KSB's and 10QSB's were brought current with Wong Johnson during the audits and reviews. The decision to change was based on financial considerations and was approved by the audit committee. There were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with the AQCI's reports.

6. Form 8-K dated April 13th, 2004, reported that on March 22, 2004 Aquatic Cellulose International Corporation completed a $900,000 financing with a New York based investor group. The financing has been structured as a convertible debenture. On March 22, 2004 Aquatic Cellulose International Corporation completed a purchase and sale agreement with Century Resource Inc. of Houston Texas, for the acquisition of a 20% working interest and 16% net revenue interest in the 3,645 acre Hamill Lease natural gas property in Matagorda County, Texas. This agreement, with three successive one-year terms and an exclusive renewal option on each year, provides Aquatic the exclusive option to participate in purchase or exploration of any and all future projects by Century. The cost of this acquisition and exclusive optional participation agreement was $580,000 dollars and a 15% ownership stake in the company. AQCI's Board of Directors has approved the terms of the financing and subsequent working interest acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature	Title	Date

By: /s/ Sheridan Westgarde	Chief Executive Officer,	Mar 21, 2004
Sheridan Westgarde	Director - Chairman

By: /s/ Sheridan Westgarde	Chief Financial Officer	Mar 21, 2004