Form 10QSB/A
period 2004-07-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2005-03-30
CIK 1081242

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

PART II. OTHER INFORMATION

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

Registrant: AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature	Title	Date

By: /s/ Sheridan Westgarde	Chief Executive Officer,	Mar 29, 2005
Sheridan Westgarde	Director - Chairman

By: /s/ Sheridan Westgarde	Chief Financial Officer	Mar 29, 2005

3