Form 10QSB
period 2004-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2005-07-05
CIK 1081242

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2004

OR

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-21384

AQUATIC CELLULOSE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-0381904
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2504 - 43rd Street, Suite 5, Vernon, B.C.	VIT 6L1
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 30, 2004

$.001 par value	100,000,000

Transitional Small Business Disclosure Format Yes No X

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Aquatic Cellulose International Corp.

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheet at November 30, 2004 (unaudited)

Consolidated Statement of Operations for the three and six-months ended November 30, 2004 (unaudited) and 2003 (unaudited)

Consolidated Statement of Comprehensive Loss for the six-months ended November 30, 2004 (unaudited) and 2003 (unaudited)

Consolidated Statement of Cash Flows for the six-months ended November 30, 2004 (unaudited) and 2003 (unaudited)

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

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY
Three-month period ended November 30, 2004 and 2003
(Unaudited)

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheet
November 30, 2004.

Assets

Current Assets
Cash	$145,789
Deferred financing costs, net of accumulated
amortization of $40,548	94,657
Total current assets	240,446

Property and equipment, less accumulated
depreciation of $11,870	2,172
Investment in Hamill lease	595,570
Investment in Prado lease	30,000
Advance on equipment purchase	100,000
Total Assets	$968,188

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$79,761
Accrued expenses	593,021
Amounts due to related parties	775,393
Convertible debentures, net of discount of $1,184,896	745,904
Notes payable	61,791
Total current liabilities	2,255,870

Stockholders' Deficit
Preferred stock,$0.001 par value per share
10,000,000 shares authorized. No shares
issued and outstanding	-

Common stock, $0.001 par value, 100,000,000
shares authorized, 100,000,000 shares issued and outstanding	100,000
Advance on deposit of equipment	(125,000)
Additional paid in capital	7,389,493
Accumulated deficit	(8,610,339)
Accumulated other comprehensive income (loss)	(41,836)
Total stockholders' deficit	(1,287,682)

Total Liabilities and Stockholders' Deficit	$968,188

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	November 30, 2004	November 30, 2003

Equity in earnings of Hamill lease	$29,484	$-

Operating expenses
Selling, general and administrative	63,649	66,651
Financing fees	329,946	29,917
Depreciation and depletion	7,905	137
Total operating expenses	401,500	96,705

Loss from operations	(372,016)	(96,705)

Other income (expense)
Other income (expense)	693	-
Foreign currency translation	-	-
Total other income (expense)	693	-

Net loss	$(371,323)	$(96,705)

Weighted Average Shares	100,000,000	100,000,000

Loss Per Common Share	$(0.00)	$(0.00)

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Operations

	Six Months Ended	Six Months Ended
	November 30, 2004	November 30, 2003

Equity in earnings of Hamill lease	$87,852	$-

Operating expenses
Selling, general and administrative	150,806	189,403
Financing fees	625,450	58,753
Depreciation and depletion	17,546	327
Total operating expenses	793,802	248,483

Loss from operations	(705,950)	(248,483)

Other income (expense)
Other income (expense)	693	-
Foreign currency translation	-	-
Total other income (expense)	693	-

Net loss	$(705,257)	$(248,483)

Weighted Average Shares	100,000,000	100,000,000

Loss Per Common Share	$(0.01)	$(0.00)

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows

	Period from
	Six Months Ended	Six Months Ended
	November 30, 2004	November 30, 2003
Cash flows from operating activities:
Net loss	$(705,257)	$(248,483)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and depletion	17,546	327
Amortization of deferred financing costs	30,446	-
Amortization of beneficial conversion feature	445,664	-
Undistributed equity in earnings of Hamill lease	22,209	-
Increase (decrease) in operating assets and liabilities
Prepaid expenses and other current assets	450	(665)
Amounts due related parties	34,219	-
Accounts payable and accrued expenses	84,675	136,334
Net cash used by operating activities	(70,048)	(112,487)

Cash flows from investing activities:
Purchase of interest in Prado lease	(70,000)	-
Non-refundable deposit on sale of Prado lease	40,000	-
Additional investment in Hamill lease	(44,538)	-
Acquisition of equipment	-	(448)
Net cash used by investing activities	(74,538)	(448)

Cash flows from financing activities:
Issuance of convertible debenture payable	250,000	-
Proceeds from the issuance of notes payable	8,791	53,000
Unpaid fees and expenses due to related parties	-	46,344
Deferred financing costs	(27,472)	-
Net cash provided by financing activities	231,319	99,344

Effect of exchange rate on cash balance	804	4,548

Net increase (decrease) in cash	87,537	(9,043)

Cash at beginning of period	58,252	13,204
Cash at end of period	$145,789	$4,161

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

During the six month period ended November 30, 2004, the Company recorded beneficial conversion options of $250,000

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Comprehensive Loss

	Six Months Ended	Six Months Ended
	November 30, 2004	November 30, 2003

Net loss	$(705,257)	$(248,483)

Foreign exchange translation adjustment	804	4,548

Comprehensive loss	$(704,453)	$(243,935)

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

Aquatic Cellulose International Corp. (the "Company" or "AQIC") was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater operations and decided to focus on a new business direction in the oil and gas industry.

Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (“Century”). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century, a privately held Texas corporation, has an interest in various oil and natural gas properties. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century, which has three successive one-year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement was $580,000 and a 15 percent ownership stake in the Company. The Company is currently in the process of conducting a special meeting of shareholders to seek proxy approval to meet this 15 percent ownership commitment (Note 14).

Effective January 1, 2005, the exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century was modified, wherein, both the Company’s three successive one year term options for participation on all Century deals and Century’s 15% ownership percentage were deleted from the agreement. These clauses were replaced by an agreement whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company.

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The Company’s 50 percent portion of the acquisition cost was $70,000 (see Notes 3 and 8). The lease has 20 existing wells that were originally producing in the 1960’s 2 of which are still producing approximately 30 barrels of oil per day. In cooperation with Century Resources Inc., the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves.

During July 2004, the Company entered into an agreement to return aquatic timber harvesting equipment and settle the amount due G. Ackles as of May 31, 2004 (Note 13).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

Aquatic Cellulose International Corporation (the “Company”) has experienced recurring losses, has a working capital deficiency of $2,015,424 and an accumulated deficit of $8,610,339 as of November 30, 2004. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company’s investment will depend upon obtaining financing to engage in drilling of the prospects, of which there can be no assurance. The Company projects that potential future cash flows related to the prospects will exceed their carrying value.

Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Information

The accompanying interim period financial statements, together with the related notes are unaudited and, in the opinion of management, include all normal recurring adjustments that the Company considers necessary. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's annual report on Form 10-KSB.

The results of operations for the six-month period ended November 30, 2004 are not necessarily indicative of operating results to be expected for the full year.

Revenue Recognition

The Company currently has no operating activities but has been acquiring working interests in oil and gas producing properties (Note 3).

The Company recognizes revenue on the accrual basis.

The Company records estimated amounts of natural gas revenues based on volumetric calculations under its natural gas sales contract.

Revenue from the Company’s sales of oil and natural gas is subject to a 7.5 percent severance tax and 0.000667 percent oil field clean-up tax.

Lease operating expenses include repair and maintenance of wells, pipe and holding tanks, as well as up-grades and maintenance of lease roads and equipment.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

Investment in Hamill Lease

The Company’s investment in the Hamill lease is recorded using the equity method of accounting. Under this method, the investment is recorded at cost and adjusted for the Company’s equity in the Hamill lease profit and loss. The investment is further adjusted for additional contributions to and distributions from the Hamill lease.

The Company depletes the acquisition cost of the Hamill lease using the units-of-production method as the related gas reserves are produced so that each unit of gas produced is assigned a pro rata portion of the unamortized acquisition cost. The unit cost is computed on the basis of the total estimated units of gas reserves.

The Hamill lease has an agreement with Harvest Pipeline Company (“Harvest”) to sell 100 percent of its natural gas to Harvest at 90 percent of Inside FERC (Federal Energy Regulatory Commission) of the Houston Shipped Channel Price. The agreement is effective through October 1, 2004. As of October 2, 2004 the natural gas from the Hamill lease is continuing to be shipped via the Harvest Pipeline Company under the terms of the expired agreement and until a new agreement can be put into place. Because alternate purchasers of natural gas are readily available, the Company believes that the loss of any purchaser would not have a material adverse effect on the financial results of the Company.

Investment in Prado Lease

The Company’s investment in the Prado lease is recorded using the equity method of accounting. Under this method, the investment is recorded at cost and adjusted for the Company’s equity in the Prado lease profit and loss. The investment is further adjusted for additional contributions to and distributions from the Prado lease.

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

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

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. The weighted average number of common shares outstanding for computing Basic EPS was 100,000,000 for the three and six months ended November 30, 2004 and 2003, respectively.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options and warrants, was 100,000,000 for the three and six months ended November 30, 2004, and 2003, respectively. Any potentially dilutive securities are anti dilutive as of November 30, 2004 and 2003 as the Company has experienced losses. No adjustments were made to reported net income in the computation of EPS.

Warrants Issued in Conjunction With Convertible Debt

The Company allocates the proceeds received from convertible debt between the liability and the warrants issued in conjunction with the debt, based on their relative fair values, at the time of issuance. The amount allocated to the warrants is recorded as additional paid-in capital and as a discount to the related convertible debt. The discount is amortized to interest expense on a yield basis over the term of the related convertible debt using the effective interest method.

Comprehensive Income

The Company has determined that the Company’s net income and foreign currency translation adjustments were the only components of its comprehensive income as of November 30, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The fair values of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the convertible debentures payable approximates their carrying amount due to the fixed interest rate of the debentures closely approximating floating rates at the financial statement date.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

Translation of Foreign Currency

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, ACL, operated in Canada and its operations were conducted in Canadian currency and therefore its functional currency was the Canadian dollar. In consolidation, foreign currency translation gains and losses would be included in other comprehensive income, but the subsidiary is presently inactive.

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

The use of estimates for natural gas reserve information and deferred taxes are based on management estimates. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively. These estimates are subject to change in the near term.

NOTE 3 - ACQUISITION OF OWNERSHIP POSITION IN HAMILL & PRADO LEASES

The acquisition price for the Hamill lease was $580,000 and a 15 percent ownership stake in AQCI, however in January, 2005, the 15% ownership stake in AQCI was replaced with an agreement to exchange two additional projects owned by Century, that are of interest to AQCI, for a 7.5 percent ownership stake in AQCI (see Note 1). The acquisition was accounted for as a step acquisition as required by Statement of Financial Accounting Standards No. 141, Business Combinations as the date and dollar amount for the issuance of the 7.5 percent ownership interest cannot be determined, pending the approval of a Section 14A proxy statement with the Securities and Exchange Commission. (see Notes 1 and 14)

The acquisition price for the Company’s 50% ownership position in the Prado Field lease was $70,000. (see Notes 1 and 8).

NOTE 4 - ADVANCE ON EQUIPMENT PURCHASES

Pursuant to a previous manufacturing agreement with a company, Legacy Systems Corp., that was controlled by the Company's former CEO, Gary Ackles, the Company had advanced $100,000 towards the purchase of an Aquatic Timber Harvesting Machine at a cost of $750,000 (Note 13). During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment in exchange for a $100,000 reduction in amounts owed to both Ackles and Legacy (Notes 10 and 13).

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

NOTE 5 - NOTES PAYABLE

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The note is convertible into 200,000 shares of the Company’s common stock. The note will be converted following a combination (reverse split) of the issued and outstanding shares pending shareholder approval of the proxy (Note 14). During July 2004, the Company received a short-term loan from this same investor in the amount of $7,460, which was used, along with Company’s available cash, to fund the purchase of the 50-percent ownership position in the Prado Field lease. The Company agreed to repay the $7,460 once funding became available and agreed to pay interest at 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004 the investor declined the repayment in favor of re-investing his principal and 20 percent proceeds with the Company. Thus, the total aggregate of the loan is $36,791 and is included in notes payable in these financial statements.

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending shareholders approval of the proxy (Note 14). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company.

NOTE 6- DEFERRED FINANCING COSTS

In connection with the sale of $900,000 convertible debentures on March 22, 2004, the Company incurred financing fees in the amount of $107,733. These fees are amortized over the 24-month life of debentures. The unamortized balance of these fees was $70,697 at November 30, 2004.

In connection with the sale of $250,000 convertible debentures on August 6, 2004, the Company incurred financing fees in the amount of $27,472. These fees are amortized over the 24-month life of debentures. The unamortized balance of these fees was $23,960 at November 30, 2004.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

NOTE 7 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at November 30, 2004:

November 30 2004

Balance at beginning of period	$591,930
Initial deposit to purchase Century (Notes 1 and 6)	-
Additional payment to acquire working interest (Note 1)	-
Additional investment to increase production	44,538
Allocation of natural gas revenues	102,535
Allocation of lease operating expenses	(14,683)
Receipt of earnings in Hamill lease	(111,770)
Depletion	(16,980)
$595,570

The Company’s investment in the Hamill lease is recorded using the equity method of accounting. Under this method, the investment is recorded at cost and adjusted for the Company’s equity in the Hamill lease profit and loss. The investment is further adjusted for additional contributions to and distributions from the Hamill lease. The Company depletes the acquisition cost of the Hamill lease using the units-of-production method.

NOTE 8 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following at November 30, 2004:

Payment to acquire working interest (Note 1)	$70,000

1st Nonrefundable deposit to acquire 50 percent interest	(10,000)

2nd Nonrefundable deposit to acquire 50 percent interest	(30,000)

Additional investment to increase production	27,819

Allocation of earnings in Prado Lease	(27,819)

$30,000

During July 2004, the Company entered into a preliminary agreement in principle to sell a portion of its working interest in the Prado field to Titan Consolidated Inc., a Nevada corporation. Should this agreement be consummated, Titan would be responsible for 40 percent of the development and operating costs while receiving 20 percent of the net revenue from all Prado production. The purchase price is $500,000, of which the Company received, in July 2004, $10,000 of a $50,000 non-refundable deposit. The balance of the deposit is due by September 15, 2004 with the final closing date and remainder of purchase price due on November 15, 2004. On September 15, 2004, the Company granted an extension of the non-refundable deposit due date to October 20, 2004 and the final closing date to December 1, 2004. On October 15, 2004 the Company received from Titan an additional $30,000 of the $50,000 non-refundable deposit. Based on this payment the Company agreed to again extend the non-refundable deposit due date to November 15, 2004. As of November 30, 2004, the Company had not received from Titan the remaining amount due of the non-refundable deposit. Under the terms of the agreement the Company has no further obligations to Titan.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

The Company has agreed with the operator, Century Resources, that all the initial revenues on the Prado Lease are being withheld as additional investment in the property.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30, 2004:
November 30, 2004
Accrued interest	$467,553
Amount due to consultant for common stock returned to Treasury	31,648
Accrued accounting and legal fees	86,509
Other accruals	7,311
$593,021

NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at November 30, 2004:

November 30, 2004
Due to Gary Ackles for unpaid consulting fees; severance; and expenses paid on behalf of Company (Notes 13 and 14)	$298,233
Due to Gary Ackles for shares returned to treasury (Note 14)	144,804
Unpaid license agreement between Legacy Systems and Company (Notes 13 and 14)	80,000
Unpaid consulting fees due to Sheridan Westgarde and Gary Ackles (Note 13)	122,726
Unpaid consulting fees to Harvey Smith and Lonnie Hayward (Note 13)	39,270
Due to Sheridan Westgarde for shares returned to treasury for professional (Note 14)	46,360
Funds borrowed from Legacy Systems (Notes 4 and 14)	44,000
$775,393

All amounts due to related parties are non-interest bearing and payable upon demand.

During the six-months ended November 30, 2004, Sheridan Westgarde accrued a total of $39,000 in consulting fees less payments of $30,801 for total unpaid consulting fees of $8,199.

During the six-months ended November 30, 2004, Lonnie Hayward accrued a total of $33,023 in consulting fees less payments of $24,003 for total unpaid consulting fees of $9,020.

During the six-months ended November 30, 2004, Harvey Smith accrued a total of $24,000 in consulting fees less payments of $7,000 for total unpaid consulting fees of $17,000.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

NOTE 11 - CONVERTIBLE NOTES AND WARRANTS

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

Additionally, in connection with extending the terms of the convertible debentures outstanding as of May 31, 2003, the Company recorded a beneficial conversion feature, as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. Therefore, a total of $188,700 for beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 have been charged to operations as interest expense during the six-month period ended November 30, 2004.

In December 2003, the Company signed a $100,000 convertible promissory note as an advance on $900,000 convertible notes and warrants that were subsequently issued in March 22, 2004. The Company used $80,000 as a deposit to acquire the Hamill Lease (Notes 1, 3 and 7).

During March 2004 and August 2004, the Company issued a $900,000 and $250,000, respectively, of convertible notes and warrants. The convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. The debentures are convertible, at the investors’ sole option, into common shares at the lesser of $0.004 per share (fixed conversion price) or 40 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If, at any time, the Company issues or sells any shares of common stock for no or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price will be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9 percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

The debentures are due as follows:

Due Date	May 31, 2004	Issued	Converted		November 30,2004
September 29, 2001(*)	$480,800	-		$-	$480,800
March 14, 2002(*)	100,000	-		-	100,000
December 4, 2002(*)	200,000	-		-	200,000
March 22, 2006	900,000			-	900,000
August 6, 2006	-	250,000		-	250,000
	$1,680,800	$250,000	$		$1,930,800
Unamortized discount related to beneficial conversion options on the convertible debentures payable	(1,380,559)				(1,184,896)
	$300,241				$745,904
(*) Maturity extended until March 2006

In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

Expiration Date	Exercise Price per Share	Outstanding May 31, 2004	Issued	Expired	Outstanding November 30, 2004

March 22, 2009	0.004	900,000	-	-	900,000
August 6, 2009	0.004	-	250,000	-	250,000
		900,000	250,000	-	1,150,000

The March 2004 and August 2004 convertible debentures contain a beneficial conversion feature as the debenture holders are granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. The debenture proceeds attributable to the warrants was estimated to be $nil, as the warrants were valued at market value on the date of issuance. The intrinsic value of the beneficial conversion option relating to the debentures being convertible into common shares at prices that are less than the market price at the date of issuance has been calculated at $900,000 and $250,000 respectively, which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $256,964 for beneficial conversion features in connection with the March 2004 and August 2004 debentures and warrants have been charged to operations as interest expense during the six-month period ended November 30, 2004.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

In connection with these convertible debentures, the Company had $467,553 and $323,165 of accrued interest at November 30, 2004 and May 31, 2004, respectively (Note 9).

All convertible debentures are issued to the same group, thus no conflict exist with security in the first priority interest in the Company's accounts receivable, inventory, fixed assets and general intangibles.

NOTE 12 - STOCKHOLDERS’ DEFICIT

The Company has issued all shares authorized in the articles of incorporation and plans to obtain the approval of its shareholders to increase the total number of authorized shares to allow for conversion of debentures and sell additional common shares for cash (Note 14).

During the quarter ended November 30, 2002, the former CEO surrendered 3,620,107 shares of common stock for the purposes of compensating professionals providing services to the Company. These shares had an estimated value of $144,804 (Note 10).

During the quarter ended November 30, 2002, Sheridan Westgarde, the Company's current CEO surrendered 1,000,000 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $46,360 (Note 10).

During the quarter ended November 30, 2002, William Stephaniuk surrendered 791,209 shares of common stock for the purposes of compensating professionals providing services to the Company. The shares at date of cancellation had an estimated value of $31,648 (Note 9).

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

In accordance with the debenture agreement (Note 11), the Company is required to, during the period the conversion rights exists, reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

NOTE 13 - RELATED PARTY TRANSACTIONS

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

During July 2004, the Company entered into an agreement to exchange amounts due to Sheridan Westgarde, as well as stock compensation due Mr. Westgarde under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. Mr. Westgarde would be an affiliate of the Company bearing all the restrictions of affiliates according to the Securities and Exchange Act of 1933 (Note 14).

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, owned by Gary Ackles. The security for the loan was the ATH equipment (Notes 4 and 10).

During September 2003, the Company signed a Memorandum of Understanding, followed in December 2003, by a Letter of Intent with Century Resources Inc. (“Century”) of Houston, Texas, for the acquisition of Century by the Company. These two agreements with Century negate and preclude all other agreements between Legacy, Century and the Company and outline the intent to amalgamate Century and the TigerLynk technology with the Company. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due Legacy Systems as of May 31, 2004 (Notes 4 and 14).

During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO and Legacy Systems, a company controlled by Ackles, to settle amounts currently owed to both Ackles and Legacy (Note 11). The agreement requires the Company to return the Aquatic Timber Harvesting equipment (Note 4) and issue 40,000,000 pre-restructured shares of the Company’s common stock in exchange for, forgiveness of the $44,000 borrowed from Legacy (Note 11) and the $80,000 due Legacy in un-paid licensing fees (Note 10). The remaining amount due G. Ackles of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy. The agreement stipulates that Mr. Ackles would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

During March 2004, the Company entered into consulting agreement with Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, is for one year and provides for monthly consulting fees of $2,000 cash and $2,000 worth of Company common stock. The stock will be payable at every six month anniversary, for as long as the agreement is in place. The issued stock will be at a 20 percent discount to the average stock price of the 6 proceeding months of consulting services. In addition, the Company has committed to make Mr. Smith a significant shareholder pending shareholder approval of the proxy (Note 14). The Company has also agreed to compensate Mr. Smith 7 percent on any financings that Mr. Smith brings to the Company.

During March 2004, the Company entered into consulting agreement with Lonnie Hayward who specializes in publicly held companies and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for monthly consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make Mr. Hayward a significant shareholder pending shareholder approval of the proxy (Note 14).

NOTE 14 - PROXY 14A SHAREHOLDER VOTE

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

The increase in authorized shares (Item 1.) will allow the Company to facilitate the conversion of existing convertible debt as well as amounts due to related parties (see Notes 10, 11 and 13).

The change of our Company name (Item 2.) will better identify the Company in the new business.

The stock restructuring or reverse split (Item 3.) will allow the Company to facilitate the issuance of common shares in connection with the purchase of the Hamill natural gas lease, meet obligations to industry professionals as well as to facilitate the continued conversion of existing convertible debt. (see Notes 1, 3, 10, 11 and 13)

The Company plans to convert existing convertible debt to reducing the amount outstanding and then perform a restructuring or reverse split of the stock. The following table details the Company’s commitments pending approval of shareholders.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

	Number of proposed common share (in millions)	Proposed percentage of common stock after reverse

Existing Shareholders, certain accounts payables & notes (Note 10).	3.278	13.11%

Ed Destafano - Century Resources Inc. (Notes 1, 3 and 15)	3.750 *	15.00% *

Lonnie Hayward - future Director (Note 13).	6.750	27.00%

Gary Ackles for Amounts Due Related Parties (Notes 10 and 13)	3.250	13.00%

Harvey Smith for expertise & consulting (Note 13)	1.223	4.89%

Sheridan B. Westgarde Director/CEO & for Amounts Due Related Parties (Notes 10 and 13)	6.750	27.00%

Totals	25.000	100.00%

(*) Share percentage has been reduced to 7.5% and thus the volume of shares distributed would reduce accordingly.

NOTE 15 - SUBSEQUENT EVENTS

During December 2004 work was commenced to re-complete the #19 well (Hamill Lease) to test various potential sands which did not establish production and the #19 well has been shut in for further evaluation. As of January 2005, re-completion work was commenced on the previously shut in Hamill #17 well. The work over established initial production of approximately 250 MCF per day. Cased hole logs run in the #17 well have helped to identify additional behind pipe reserves in this well for future up hole completion attempts.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004 (UNAUDITED)

The acquisition price for the Hamill lease was $580,000 and a 15 percent ownership stake in AQCI, however in January, 2005, the 15% ownership stake in AQCI was replaced with an agreement to exchange two additional projects owned by Century, that are of interest to AQCI, for a 7.5 percent ownership stake in AQCI (see Note 1). The acquisition was accounted for as a step acquisition as required by Statement of Financial Accounting Standards No. 141, Business Combinations as the date and dollar amount for the issuance of the 7.5 percent ownership interest cannot be determined, pending the approval of a Section 14A proxy statement with the Securities and Exchange Commission. (see Notes X and X)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS:

Plan of Operations

The Company has reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas. On March 22, 2004, the Company acquired from Century Resources Inc., retroactive to March 1, 2004, a 20 percent ownership position and a 16 percent net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas. The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. The company’s original plan to acquire Century, a Texas based oil and gas Company, was replaced with this new acquisition agreement which includes an exclusive, optional, “New Project and Exploration Drilling Participation” agreement with Century. This aspect of the agreement has three successive one-year terms, with the Company holding the exclusive option on each year. (See Note 1 - Notes to the Consolidated Financial Statements)

Effective January 1, 2005, the exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century was modified, wherein, both, the Company’s three successive one year term options for participation on all Century deals and Century’s 15% ownership percentage were deleted from the agreement. These clauses were replaced by an agreement whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company.

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

During October 2004, the Company experienced a reduction in Hamill Lease natural gas production when the #19 well depleted in the 4300’ sand. During December 2004 work was commenced to re-complete the #19 well to test various potential sands which did not establish production and the #19 well has been shut in for further evaluation. As of January 2005, re-completion work was commenced on the previously shut in Hamill #17 well. The work over established initial production of approximately 250 MCF per day. Cased hole logs run in the #17 well have helped to identify additional behind pipe reserves in this well for future up hole completion attempts.

Currently the Prado Field is producing approximately 400 barrels of oil per month from 2 of the 20 existing wells. The Company is currently waiting on the completion of detailed evaluation of 3D seismic and other site engineering data, for both Hamill and Prado, that will further define the reserve potential, as well as future development costs.

As previously reported, the Company has in the past been seeking to acquire the Tiger•Lynk™ large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the Tiger•Lynk™ robotic technology patented and owned by Gary Ackles, former CEO of the Company. During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO, to cancel all plans to merge. The agreement to part ways involves the note the Company currently has with Legacy Systems, the ATH-120 manipulator arm components currently stored at a manufacturing facility in Kamloops, British Columbia as well as settlement of amounts currently owed to Legacy Systems and Mr. Ackles (See Notes 4, 10 and 13 - Notes to Consolidated Financial Statements)

The short-term objectives of Aquatic are to achieve growth of both oil and natural gas reserves and revenue by pursuing the following:

1)	Development of its current working interest in the Hamill and Prado Leases in Matagorda County and Jim Hogg County, Texas respectively.

2)
Completing the acquisition and development of two additional property and working interest opportunities with proven reserve potential, made known to the Company through its modified agreement with Century (See Note 1 Notes to Consolidated Financial Statements).

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

By selling the equipment located in Brazil, as well as the settlement agreement with Mr. Ackles divesting of the equipment at Kamloops, British Columbia (See Notes 4, 10 and 13 - Notes to Consolidated Financial Statements) the Company currently does not own any significant equipment.

As of November 30, 2004 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there are three Consultants under contract.

Results Of Operations

For the Three Months Ended November 30, 2004 Compared to November 30, 2003

The Company earned revenue of $29,484 for the three months ended November 30, 2004, compared with $nil for the three months ended November 30, 2003, for an increase of $29,484. The increase was attributable to the acquisition of the Hamill lease natural gas producing property.

Operating expenses for the three months ended November 30, 2004 and 2003 were $401,500 and $96,705 respectively, for an increase of $304,795 or 315%. The increase is the result of $63,649 in selling, general and administrative expenses, $329,946 in financing fees, $7,905 in depreciation and depletion. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions (See Notes 1, 7 and 8 - Notes to Consolidated Financial Statements) The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 14).

For the Six Months Ended November 30, 2004 Compared to November 30, 2003

The Company earned revenue of $87,852 for the six months ended November 30, 2004, compared with $nil for the six months ended November 30, 2003, for an increase of $87,852. The increase was attributable to the acquisition of the Hamill lease natural gas producing property.

Operating expenses for the six months ended November 30, 2004 and 2003 were $793,802 and $248,483 respectively, for an increase of $545,319 or 219%. The increase is the result of $150,806 in selling, general and administrative expenses, $625,450 in financing fees, $17,546 in depreciation and depletion. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions (See Notes 1, 7 and 8 - Notes to Consolidated Financial Statements) The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 14).

Liquidity and Capital Resources

Net cash used in operating activities for the six-month periods ended November 30, 2004 and November 30, 2003 was $70,048 and $112,487, respectively, for an increase in cash used for operating activities of $42,439. During the six months ended November 30, 2004, the Company utilized convertible notes to fund its operations, as compared to November 30, 2003, when the company financed operations through extended payment terms.

There was $74,538 in investment activities during the six-months ended November 30, 2004 and $448 for the six-months ended November 30, 2003. The increase in investment activity was due to the purchase of the Prado lease, as well as, additional investments in the Hamill lease.

Net cash provided by financing activities was $231,319 and $99,344 for the six-months ended November 30, 2004 and November 30, 2003, respectively. For the period ended November 30, 2004 the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore done by the issuance of debt.

At November 30, 2004 the Company had cash of $145,789 and total current assets of $240,446.

As of November 30, 2004, the Company had a working capital deficiency of $2,015,424 and an accumulated deficit of $8,610,339. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable (See Notes 2 and 11 - Notes to Consolidated Financial Statements). The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 14). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to November 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are generally effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act. However, the Company encountered various issues relating to additional disclosure requirements for the Hamill acquisition. These issues have delayed the Company from filing its 2004 quarterly reports within the periods specified in the SEC rules and forms.

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

None.

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

The Company plans to convert existing convertible debt to reducing the amount outstanding and then perform a combination of the stock. The Company plans to allocate shares of the post-consolidated company to key individuals pending approval of shareholders (see Note 14 - Notes to Consolidated Financial Statements).

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

2. Form 8-K dated April 1st, 2004, reported that on or about July 3, 2003, Aquatic Cellulose International Corporation dismissed Stonefield Josephson, Inc., however they were not informed of such until management engaged the new accountants. AQCI officially engaged Wong Johnson & Associates on February 16, 2004, to serve as the Company's independent public accountants and to be the principal accountants to conduct the audit of the Company's financial statements for the fiscal year ending May 31, 2002 and May 31, 2003. All filing stopped until Wong Johnson and Associated were retained. At that time all 10KSB's and 10QSB's were brought current with Wong Johnson during the audits and reviews. The decision to change was based on financial considerations and was approved by the audit committee. There were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with the AQCI's reports.

3. Form 8-K dated April 13th, 2004, reported that on March 22, 2004 Aquatic Cellulose International Corporation completed a $900,000 financing with a New York based investor group. The financing has been structured as a convertible debenture. On March 22, 2004 Aquatic Cellulose International Corporation completed a purchase and sale agreement with Century Resource Inc. of Houston Texas, for the acquisition of a 20% working interest and 16% net revenue interest in the 3,645 acre Hamill Lease natural gas property in Matagorda County, Texas. This agreement, with three successive one-year terms and an exclusive renewal option on each year, provides Aquatic the exclusive option to participate in purchase or exploration of any and all future projects by Century. The cost of this acquisition and exclusive optional participation agreement was $580,000 dollars and a 15% ownership stake in the company. AQCI's Board of Directors has approved the terms of the financing and subsequent working interest acquisition.

4. Form 8- K/A dated April 20th, 2005 reported by way of letter dated April 11, 2005 Wong Johnson and Associates, a Professional Corporation, (the “Former Accountants”) confirmed to Aquatic Cellulose International Corp. (the “Company”) their earlier verbal notification that they resigned as the Company’s principal accountants effective March 6, 2005 because they ceased auditing publicly traded companies. The Former Accountants’ reports on the consolidated financial statements for the years ended May 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles. During the last two years preceding the Former Accountants’ resignation and for the interim period from June 1, 2004 through April 11, 2005, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused the Former Accountants to make reference to the subject matter of the disagreements in connection with the Former Accountants’ reports. After receiving the letter of resignation of the Former Accountants and on April 20, 2005, the Company engaged Peterson Sullivan, PLLC, of Seattle, Washington (the "New Accountants") as the principal accountants to audit the Company’s financial statements. Prior to formally engaging the New Accountants, the Audit Committee of the Company’s Board of Directors approved said action with respect to the New Accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature	Title	Date

By: /s/ Sheridan Westgarde	Chief Executive Officer,	July 5, 2005
Sheridan Westgarde	Director - Chairman

By: /s/ Sheridan Westgarde	Chief Financial Officer	July 5, 2005
Sheridan Westgarde