Form 10QSB
period 2005-02-28
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2005-08-17
CIK 1081242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at February 28, 2005

$.001 par value	100,000,000

Transitional Small Business Disclosure Format Yes No X

FORM 10-QSB
United States
Securities and Exchange Commission
Washington, D.C. 20549

Aquatic Cellulose International Corp.

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheet at February 28, 2005 (unaudited)

Consolidated Statements of Operations for the three and nine-months ended February 28, 2005 (unaudited) and 2004 (unaudited)

Consolidated Statements of Comprehensive Loss for the nine-months ended February 28, 2005 (unaudited) and 2004 (unaudited)

Consolidated Statements of Cash Flows for the nine-months ended February 28, 2005 (unaudited) and 2004 (unaudited)

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of
AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
Three-month period ended February 28, 2005 and 2004
(Unaudited)

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheet

February 28, 2005

Assets

Current Assets
Cash	$98,057
Deferred financing costs, net of accumulated amortization of $57,449	77,756
Total current assets	175,813

Property and equipment, less accumulated depreciation of $11,870	2,172
Investment in Hamill lease	575,787
Investment in Prado lease	26,118
Advance on equipment purchase	100,000
Total Assets	$879,890

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$19,282
Accrued expenses	710,060
Amounts due to related parties	795,905
Convertible debentures, net of discount of $946,796	984,004
Notes payable	61,791
Total current liabilities	2,571,042

Stockholders' Deficit
Preferred stock,$0.001 par value per share 10,000,000 shares authorized. No shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000
Advance on deposit of equipment	(125,000)
Additional paid in capital	7,389,493
Accumulated deficit	(9,013,809)
Accumulated other comprehensive income (loss)	(41,836)
Total stockholders' deficit	(1,691,152)

Total Liabilities and Stockholders' Deficit	$879,890

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	February 28, 2005	February 29, 2004

Equity in earnings (loss) of Hamill and Prado leases	$(18,564)	$-

Operating expenses
Selling, general and administrative	103,611	61,036
Financing fees	334,512	31,539
Depreciation and depletion	7,905	166
Total operating expenses	446,028	92,741

Loss from operations	(464,592)	(92,741)

Other income (expense)
Gain on writeoff and settlement of accounts payable	61,122	-
Total other income (expense)	61,122	-

Net loss	$(403,470)	$(92,741)

Weighted Average Shares	100,000,000	100,000,000

Loss Per Common Share	$(0.00)	$(0.00)

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Operations

	Nine Months Ended	Nine Months Ended
	February 28, 2005	February 29, 2004

Equity in earnings of Hamill and Prado leases	$69,288	$-

Operating expenses
Selling, general and administrative	254,417	250,437
Financing fees	959,962	90,292
Depreciation and depletion	25,451	496
Total operating expenses	1,239,830	341,225

Loss from operations	(1,170,542)	(341,225)

Other income (expense)
Gain on writeoff and settlement of accounts payable	61,122	-
Other income	693	-
Total other income (expense)	61,815	-

Net loss	$(1,108,727)	$(341,225)

Weighted Average Shares	100,000,000	100,000,000

Loss Per Common Share	$(0.01)	$(0.00)

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Comprehensive Loss

	Nine Months Ended	Nine Months Ended
	February 28, 2005	February 29, 2004

Net loss	$(1,108,727)	$(341,225)

Foreign exchange translation adjustment	-	5,653

Comprehensive loss	$(1,108,727)	$(335,572)

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows

	Nine Months Ended	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net loss	$(1,108,727)	$(341,225)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	25,541	496
Amortization of deferred financing costs	47,347	-
Amortization of beneficial conversion feature	683,763	-
Undistributed equity in earnings (loss) of Hamill and Prado leases	48,833	-
Gain on writeoff and settlement of accounts payable	(61,122)
Increase (decrease) in operating assets and liabilities
Prepaid expenses and other current assets	450	(861)
Amounts due related parties	54,731	46,344
Accounts payable and accrued expenses	202,357	205,403
Net cash used by operating activities	(106,827)	(89,843)

Cash flows from investing activities:
Purchase of interest in Prado lease	(70,000)	-
Non-refundable deposit on sale of Prado lease	40,000	-
Additional investment in Hamill lease	(48,037)	-
Additional investment in Prado lease	(6,650)
Deposit for Century Resources	-	(80,000)
Acquisition of equipment	-	(466)
Net cash used by investing activities	(84,687)	(80,466)

Cash flows from financing activities:
Issuance of convertible debenture payable	250,000	-
Proceeds from the issuance of notes payable	8,791	53,000
Proceeds from issuance of convertible promissory note	-	100,000
Deferred financing costs	(27,472)	-
Net cash provided by financing activities	231,319	153,000

Effect of exchange rate on cash balance		5,653

Net increase (decrease) in cash	39,805	(11,656)

Cash at beginning of period	58,252	13,204
Cash at end of period	$98,057	$1,548

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:

During the nine month period ended February 28, 2005, the Company recorded beneficial conversion options of $250,000

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

Aquatic Cellulose International Corp. (the "Company" or "AQCI") was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater operations and decided to focus on a new business direction in the oil and gas industry.

Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with New Century Energy Corp. (“Century”) (Formerly Century Resources Inc.). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century, a privately held Texas corporation, has an interest in various oil and natural gas properties. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century, which has three successive one-year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement was $580,000 and a 15 percent ownership stake in the Company. The Company is currently in the process of conducting a special meeting of shareholders to seek proxy approval to meet this 15 percent ownership commitment (Note 14).

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

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The Company’s 50 percent portion of the acquisition cost was $70,000 (see Notes 3 and 8). The lease has 20 existing wells that were originally producing in the 1960’s 2 of which are still producing. In cooperation with Century Resources Inc., the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves (See Note 15).

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has experienced recurring losses, has a working capital deficiency of $2,395,229 and an accumulated deficit of $9,013,809 as of February 28, 2005. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company’s investment will depend upon obtaining financing to engage in drilling of the prospects, of which there can be no assurance. The Company projects that potential future cash flows related to the prospects will exceed their carrying value.

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

The results of operations for the nine-month period ended February 28, 2005 are not necessarily indicative of operating results to be expected for the full year.

Revenue Recognition

The Company currently has no operating activities but has been acquiring working interests in oil and gas producing properties (Note 3).

The Company’s records its proportional share of revenues and expenses for its investments in Hamill and Prado leases using the equity method of accounting.

The leased properties in which the Company invests record estimated amounts of natural gas revenues based on volumetric calculations under its natural gas sales contract.

Revenue from the Company’s sales of oil and natural gas is subject to a 7.5 percent severance tax and 0.000667 percent oil field clean-up tax.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for employee stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123; accordingly, compensation

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has not granted any options during the nine-month period ended February 28, 2005. The Company will have to adopt SFAS No. 123(R) effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement a revised standard in the fourth quarter of fiscal year 2005.

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

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. The weighted average number of common shares outstanding for computing Basic EPS was 100,000,000 for the three and nine months ended February 28, 2005 and 2004.

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The weighted average number of common shares outstanding for computing diluted EPS, including dilutive stock options and warrants, was 100,000,000 for the three and nine months ended February 28, 2005, and 2004, respectively. Any potentially dilutive securities are anti dilutive as of February 28, 2005 and 2004 as the Company has experienced losses. No adjustments were made to reported net (loss) in the computation of EPS.

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

Comprehensive Income

The Company has determined that the Company’s net (loss) and foreign currency translation adjustments were the only components of its comprehensive (loss) for the periods ended February 28, 2005 and 2004, respectively.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

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

Translation of Foreign Currency

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, ACL, operated in Canada and its operations were conducted in Canadian currency and therefore its functional currency was the Canadian dollar. In consolidation, foreign currency translation gains and losses would be included in other comprehensive (loss), but the subsidiary is presently inactive.

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

NOTE 5 - NOTES PAYABLE

During July 2004, the Company received a short-term loan from an investor in the amount of $7,460, which was used, along with Company’s available cash, to fund the purchase of the 50-percent ownership position in the Prado Field lease. The Company agreed to repay the $7,460 once funding became available and agreed to pay interest at 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004 the investor declined the repayment in favor of re-investing his principal and 20 percent proceeds with the Company. Thus, the total aggregate of the loan is $36,791 and is included in notes payable in these financial statements.

NOTE 6 - DEFERRED FINANCING COSTS

In connection with the sale of $900,000 convertible debentures on March 22, 2004, the Company incurred financing fees in the amount of $107,733. These fees are amortized over the 24-month life of debentures. The unamortized balance of these fees was $57,230 at February 28, 2005.

In connection with the sale of $250,000 convertible debentures on August 6, 2004, the Company incurred financing fees in the amount of $27,472. These fees are amortized over the 24-month life of debentures. The unamortized balance of these fees was $20,526 at February 28, 2005.

NOTE 7 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at February 28, 2005:

Balance at beginning of period	$591,930
Additional investment to increase production	48,037
Allocation of natural gas revenues	103,178
Allocation of lease operating expenses	(23,877)
Receipt of earnings in Hamill lease	(121,713)
Depletion	(21,768)
$575,787

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

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

NOTE 8 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following at February 28, 2005:

Payment to acquire working interest (Note 1)	$70,000

1st Nonrefundable deposit to acquire 40 percent interest	(10,000)

2nd Nonrefundable deposit to acquire 40 percent interest	(30,000)

Additional investment to increase production	34,469

Allocation of earnings in Prado Lease	(30,663)

Allocation of lease operations expenses	(7,834)

Depletion	(1,269)

$26,118

During July 2004, the Company entered into a preliminary agreement in principle to sell a portion of its working interest in the Prado field to Titan Consolidated Inc., a Nevada corporation. Should this agreement be consummated, Titan would be responsible for 40 percent of the development and operating costs while receiving 20 percent of the net revenue from all Prado production. The purchase price is $500,000, of which the Company received, in July 2004, $10,000 of a $50,000 non-refundable deposit. On October 15, 2004 the Company received from Titan an additional $30,000 of the $50,000 non-refundable deposit. Based on this payment the Company agreed to again extend the non-refundable deposit due date to November 15, 2004. As of February 28, 2005, the Company had not received from Titan the remaining amount due of the non-refundable deposit. Under the terms of the agreement the Company has no further obligations to Titan.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

The Company has agreed with the operator, Century Resources, that all the initial revenues on the Prado Lease are being withheld as additional investment in the property.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at February 28, 2005:

Accrued interest	$547,064
Amount due to consultant for common stock returned to Treasury	31,648
Amount due to consultant	27,088
Accrued accounting and legal fees	80,900
Other accruals	23,360
$710,060

NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at February 28, 2005:

Due to Gary Ackles for unpaid consulting fees; severance; and expenses paid on behalf of Company (Notes 13 and 14)	$298,233
Due to Gary Ackles for shares returned to treasury (Note 14)	144,804
Unpaid license agreement between Legacy Systems and Company (Notes 13 and 14)	80,000
Unpaid consulting fees due to Sheridan Westgarde and Gary Ackles (Note 13)	128,300
Unpaid consulting fees to Harvey Smith and Lonnie Hayward (Note 13)	47,770
Due to Sheridan Westgarde for shares returned to treasury for professional fees (Note 14)	46,360
Funds borrowed from Legacy Systems (Notes 4 and 14)	44,000
Un-Issued Stock and Amounts Due Consultants	6,438
$795,905

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

All amounts due to related parties are non-interest bearing and payable upon demand.

During the nine-months ended February 28, 2005, Sheridan Westgarde accrued a total of $58,500 in consulting fees less payments of $44,727 for total unpaid consulting fees of $13,773.

During the nine-months ended February 28, 2005, Lonnie Hayward accrued a total of $46,715 in consulting fees less payments of $33,215 for total unpaid consulting fees of $13,500.

During the nine-months ended February 28, 2005, Harvey Smith accrued a total of $32,000 in consulting fees less payments of $11,000 for total unpaid consulting fees of $21,000.

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

Additionally, in connection with extending the terms of the convertible debentures outstanding as of May 31, 2003, the Company recorded a beneficial conversion feature, as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. Therefore, a total of $283,050 for beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 have been charged to operations as interest expense during the nine-month period ended February 28, 2005.

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

The debentures are due as follows:

Due Date	May 31, 2004	Issued	Converted		February 28, 2005
September 29, 2001(*)	$480,800	-		$-	$480,800
March 14, 2002(*)	100,000	-		-	100,000
December 4, 2002(*)	200,000	-		-	200,000
March 22, 2006	900,000			-	900,000
August 6, 2006	-	250,000		-	250,000
	$1,680,800	$250,000	$		$1,930,800
Unamortized discount related to beneficial conversion options on the convertible debentures payable	(1,380,559)				(946,796)
	$300,241				$984,004
(*) Maturity extended until March 2006

In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

Expiration Date	Exercise Price per Share	Outstanding May 31, 2004	Issued	Expired	Outstanding February 28, 2005

March 22, 2009	0.004	900,000	-	-	900,000
August 6, 2009	0.004	-	250,000	-	250,000
		900,000	250,000	-	1,150,000

The March 2004 and August 2004 convertible debentures contain a beneficial conversion feature as the debenture holders are granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. The debenture proceeds attributable to the warrants was estimated to be $nil, as the warrants were valued at market value on the date of issuance. The intrinsic value of the beneficial conversion option relating to the debentures

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

being convertible into common shares at prices that are less than the market price at the date of issuance has been calculated at $900,000 and $250,000 respectively, which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $400,714 for beneficial conversion features in connection with the March 2004 and August 2004 debentures and warrants have been charged to operations as interest expense during the nine-month period ended February 28, 2005.

In connection with these convertible debentures, the Company had $547,064 and $323,165 of accrued interest at February 28, 2005 and May 31, 2004, respectively (Note 9).

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
FEBRUARY 28, 2005 (UNAUDITED)

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
FEBRUARY 28, 2005 (UNAUDITED)

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

	Number of proposed common share (in millions)		Proposed percentage of common stock after reverse

Existing Shareholders, certain accounts payables & notes (Note 10).	3.278		13.11%

New Century Energy Corp. (Notes 1, 3 and 15)	3.750	*	15.00	% *

Lonnie Hayward - future Director (Note 13)	6.750		27.00%

Gary Ackles for Amounts Due Related Parties (Notes 10 and 13)	3.250		13.00%

Harvey Smith for expertise & consulting (Note 13)	1.223		4.89%

Sheridan B. Westgarde Director/CEO & for Amounts Due Related Parties (Notes 10 and 13)	6.750		27.00%

Totals	25.000		100.00%

(*) Share percentage has been reduced to 7.5% and thus the volume of shares distributed would reduce accordingly.

NOTE 15 - SUBSEQUENT EVENTS

On April 26, 2005, the Company, together with New Century, entered into a Development Agreement with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company and New Century's Prado field interests. This agreement was subject to receiving consent from the lessor for an anticipated future partial assignment, which was received on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and New Century. Strong will pay all of the initial work program expenditures while providing the Company and New Century a 12.5% carried working interest. Strong paid New Century a $25,000 deposit towards the project on April 7, 2005 and on May 12, 2005 Strong paid New Century the balance due under this Development Agreement of $200,000. New Century promptly distributed 50% of the total aggregate of the payments made by Strong to the Company. The Development Agreement also provides for, on a pro-rata basis, the Company and New Century to have a

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005 (UNAUDITED)

one time option to elect to convert the 12.5% carried working interest to a 33 1/3% cost bearing working interest following the completion of the initial work program by Strong. If elected, the Company and New Century will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5% up to the 33.333% of the initial $2.0 million expenditures.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates (“UBA”), a company partly owned by the Company’s current CEO Sheridan Westgarde and Company consultant Lonnie Hayward. In the terms of the agreement UBA will provide the Company $200,000 in working capital that will be secured as a convertible note, convertible to the Company’s common stock. Additionally, UBA will be granted a 5 percent non-cost bearing over-ride on revenues generated by certain new project developments of the Company. The Company used a part of these loan proceeds totaling approximately $116,000 for the purchase and initial test drilling of a 50% working interest in a 26 leases program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with New Century.

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as “Titan”), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company’s Prado field interest (See Notes 8 - Notes to Consolidated Financial Statements) . At the time of this report the Company is finalizing the sale of these shares to third parties for the conversion of the shares to cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS:

Plan of Operations

The Company has reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas. On March 22, 2004, the Company acquired from Century Resources Inc.(since has changed name to New Century Energy Corp and is herein referred to as “New Century”), retroactive to March 1, 2004, a 20 percent ownership position and a 16 percent net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in Matagorda County, Texas. The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. The company’s agreement with New Century, a Texas based oil and gas Company, included an exclusive, optional, “New Project and Exploration Drilling Participation” agreement. This aspect of the agreement had three successive one-year terms, with the Company holding the exclusive option on each year. (See Note 1 - Notes to the Consolidated Financial Statements)

Effective January 1, 2005, the exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with New Century was modified, wherein, both, the Company’s three successive one year term options for participation on all New Century deals and New Century’s 15% ownership percentage were deleted from the agreement. These clauses were replaced by an agreement whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company.

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The Company’s 50 percent portion of the acquisition cost was $70,000 (see Note 3 - Notes to the

Consolidated Financial Statements). The lease has 20 existing wells that were originally producing in the 1960’s 2 of which are still producing. In cooperation with New Century the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves (See Subsequent Events).

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

The short-term objectives of Aquatic are to achieve growth of both oil and natural gas reserves and revenue by pursuing the following:

1)	Development of its current working interest in the Hamill Lease and Prado Leases in Matagorda County and Jim Hogg County, Texas respectively.

2)
Completing the acquisition and development of two additional properties and working interest opportunities with proven reserve potential, made known to the Company through its modified agreement with New Century (See Note 1 Notes to Consolidated Financial Statements).

Aquatic's long-term objectives are as follows:

Invest in new oil and gas properties, combined with balanced development of drilling and exploitation of current reserves. The company has two exclusive opportunities, available to it through its “New Project and Exploration Drilling Participation” agreement with Century, to acquire both oil and gas property interests and development drilling interests.

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

As of February 28, 2005 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there are two Consultants under contract.

Subsequent Events

On April 26, 2005, the Company, together with New Century, entered into a Development Agreement with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company and New Century's Prado field interests. This agreement was subject to receiving consent from the lessor for an anticipated future partial assignment, which was received on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and New Century. Strong will pay all of the initial work program expenditures while providing the Company and New Century a 12.5% carried working interest. Strong paid New Century a $25,000 deposit towards the project on April 7, 2005 and on May 12, 2005 Strong paid New Century the balance due under this Development Agreement of $200,000. New Century promptly distributed 50% of the total aggregate of the payments made by Strong to the

Company. The Development Agreement also provides for, on a pro-rata basis, the Company and New Century to have a one time option to elect to convert the 12.5% carried working interest to a 33 1/3% cost bearing working interest following the completion of the initial work program by Strong. If elected, the Company and New Century will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5% up to the 33.333% of the initial $2.0 million expenditures.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates (“UBA”), a company partly owned by the Company’s current CEO Sheridan Westgarde and Company consultant Lonnie Hayward. In the terms of the agreement UBA will provide the Company $200,000 in working capital that will be secured as a convertible note, convertible to the Company’s common stock. Additionally, UBA will be granted a 5 percent non-cost bearing over-ride on revenues generated by certain new project developments of the Company. The Company used a part of these loan proceeds totaling approximately $116,000 for the purchase and initial test drilling of a 50% working interest in a 26 leases program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with New Century.

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein refereed to as “Titan”), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company’s Prado field interest (See Notes 8 - Notes to Consolidated Financial Statements) . At the time of this report the Company is finalizing the sale of these shares to third parties for the conversion of the shares to cash.

Results Of Operations

For the Three Months Ended February 28, 2005 Compared to February 28, 2004

The Company recognized its equity interest in the loss of Hamill and Prado leases in the amount of ($18,564) for the three months ended February 28, 2005, compared with $nil for the three months ended February 28, 2004. The increase was attributable to the acquisition of the Hamill lease natural gas producing property as well as the Prado field.

Operating expenses for the three months ended February 28, 2005 and 2004 were $446,028 and $92,741 respectively, for an increase of $353,287 or 381%. The increase is the result of the Company incurring $103,611 in selling, general and administrative expenses, $334,512 in financing fees, $7,905 in depreciation and depletion. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions (See Notes 1, 7 and 8 - Notes to Consolidated Financial Statements).

The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 14 - Notes to Consolidated Financial Statements).

For the Nine Months Ended February 28, 2005 Compared to February 28, 2004

The Company earned revenue of $69,288 for the nine months ended February 28, 2005, compared with $nil for the nine months ended February 28, 2004. The increase was attributable to the acquisition of the Hamill lease natural gas producing property as well as the Prado field.

Operating expenses for the nine months ended February 28, 2005 and 2004 were $1,239,830 and $341,225 respectively, for an increase of $898,605 or 263%. The increase is the result of the Company incurring $254,417 in selling, general and administrative expenses, $959,962 in financing fees, $25,451 in depreciation and depletion. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions (See Notes 1, 7 and 8 - Notes to Consolidated Financial Statements).

The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additionl shares for cash and use equity as payment for mergers and acquisitions (See Note 14 - Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Net cash used in operating activities for the nine-month periods ended February 28, 2005 and February 28, 2004 was ($106,827) and ($89,843) respectively, for an increase in cash used for operating activities of $16,984. During the nine months ended February 28, 2005, the Company utilized primarily revenues and proceeds from the issuance of convertible notes to fund its operations, as compared to February 28, 2004, when the company financed operations through extended payment terms.

The Company used cash of $84,687 in investment activities during the nine-months ended February 28, 2005 and $80,466 for the nine-months ended February 28, 2004. The 2005 increase in cash used by investment activity was due primarily to the purchase of the Prado lease, as well as, additional investments in the Hamill lease, which together, were offset by the deposit received on the partial sale of the Prado lease.

Net cash provided by financing activities was $231,319 and $153,000 for the nine-months ended February 28, 2005 and February 28, 2004, respectively. For the period ended February 28, 2005 and 2004, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the issuance of debt.

At February 28, 2005 the Company had cash of $98,057 and total current assets of $175,813.

As of February 28, 2005, the Company had a working capital deficiency of $2,395,229 and an accumulated deficit of ($9,013,809). Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable (See Notes 2 and 11 - Notes to Consolidated Financial Statements). The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 14 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of its investments, the use of estimates for natural gas reserve information and the realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to February 28, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are generally effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act. However, the Company encountered various issues relating to additional disclosure requirements for the Hamill acquisition. These issues have delayed the Company from filing its 2004 quarterly reports within the periods specified in the SEC rules and forms.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 Section 906 of the Sarbanes-Oxley Act of 2002)

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

Registrant: AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature	Title	Date

By: /s/ Sheridan Westgarde	Chief Executive Officer,	August 17, 2005
Sheridan Westgarde	Director - Chairman

By: /s/ Sheridan Westgarde	Chief Financial Officer	August 17, 2005
Sheridan Westgarde