Form 10KSB
period 2005-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2005-10-28
CIK 1081242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

Commission file number 0-27063

AQUATIC CELLULOSE INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	82-0381904
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2504 - 43rd Street, Suite 5, Vernon, British Columbia, Canada	V1T 6L1
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes ☐ No ☒

The issuer had net earnings for the fiscal year ended May 31, 2005 of $91,634.

The aggregate market value of the voting stock held by non-affiliates on May 31, 2005 was approximately $410,000 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of October 18, 2005, 100,000,000 shares of the issuer’s common stock were outstanding.

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

OIL & GAS PROPERTY INTERESTS

- HAMILL LEASE - SOUTH SARGENT FIELD, MATAGORDA COUNTY, TEXAS:

On March of 2004, the Company acquired from Century Resources Inc. (Century has since become a wholly owned subsidiary of the publicly traded company New Century Energy Corp and is herein referred to as “Century”), retroactive to March 1, 2004, a 20 percent ownership position and a 16 percent net revenue interest in the Hamill Lease, a 3,645 acre natural gas producing property located in the South Sargent Field, Matagorda County, Texas. The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. The company’s agreement with Century included an exclusive, optional, “New Project and Exploration Drilling Participation” agreement. This aspect of the agreement had three successive one-year terms, with the Company holding the exclusive option on each year.

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

At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, recompletion work was done on a shut-in well on the lease, Hamill #10 and established production in the 3,345' sand. One of the original producing wells acquired, the Hamill #19 ceased flowing gas after producing 615 MMCF of gas from the original completion at 3,917', in May 2004. This Hamill #19 well was recompleted in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. The Hamill #19 is currently shut-in, while the well and seismic data are being further evaluated for possible recompletion.

The 3645-acre Hamill Lease is secured by the property’s natural gas production from three of the seven existing wells; Hamill #10, Hamill #14 and Hamill #17., with daily production in excess of approximately 500 MCF of gas per day, (MCFGPD) however, the Company can give no assurances that the wells will continue to produce at this rate, if at all. With a regulatory well spacing requirement of 40 acres per well the property has wells spanning approximately 300 acres with the remaining 3,345 acres largely available for drilling of new wells. The property has historically produced natural gas from multiple stacked pay sands supported by a 10 square mile area of mutual interest.

The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used by Century in the development planning of the property and new drilling locations have already been identified for drilling in 2005 and 2006. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

During January 2005, work over operations were commenced on the Hamill #17 well which had been shut-in since 2001, by the previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4230 feet; and is currently producing gas at the rate of 260 MCF per day on a 7/64" choke with a flowing tubing pressure of 980 pounds per square inch ("psi"). Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, if/when the current completion at 4,230 feet depletes.

(Subsequent Event) - During June 2005, work over operations commenced on the Hamill #14 well, which had been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet and tests were run in the well to evaluate potential productive sands in this well. In July 2005 , the Hamill #14 was recompleted in a sand at 4,209 feet at the rate of 250 MCF of gas per day on a 8/64" choke with flowing tubing pressure of 1000 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, when the current completion at 4,209 feet depletes.

(Subsequent Event) - During July 2005, work over operations commenced on the Hamill #10 well after the well ceased producing gas earlier in the month. Remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 3,515 feet but encountered collapsed casing at this depth. The bottom section of the well bore was plugged off and tests were run in the well to evaluate potential productive sands in this well above 3,515 feet. In August 2005, the Hamill #10 was recompleted in a stray sand at 3,032 feet at the rate of approximately 100 MCF of gas per day on a 8/6 inch choke with flowing tubing pressure of 800 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #10 well for future recompletions attempts, when the current completion at 3,032 feet depletes.

(Subsequent Event) - We have commenced work over operations on the Hamill #2 well bore in August 2005, and a workover rig has been committed to this project and is on location.

- PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS:

During July, 2004, the Company’s, through its original New Project Joint Participation agreement with Century of Houston Texas, acquired a 50 percent interest in a 1,400-acre property lease in the Prado oil field, and located in Jim Hogg County Texas, with the remaining 50 percent owned by Century. This lease has 20 existing wells that were originally produced in the 1960’s. The Prado Field produces oil and gas from the down dip margin of the Jackson-Yegua barrier/sandplain sandstone play. Although most Jackson fields were discovered in the 1920’s and 1930’s Prado Field was discovered in 1956, late in the exploration history of the Jackson group. The field has had extensive development, producing from the late 1950’s and early 1960’s a cumulative 23 million barrels of oil and greater than 32 billion cubic feet of natural gas. The Company has detailed studies pertaining to this field that show strong potential for development of significant by-passed reserves of both oil and natural gas.

On April 26, 2005, the Company, together with Century, entered into a Development Agreement with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company and Century's Prado field interests. This agreement was subject to receiving consent from the lessor for an anticipated future partial assignment, which was received on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Century. Strong will pay all of the initial work program expenditures while providing the Company and Century a 12.5% carried working interest. Strong paid Century a $25,000 deposit towards the project on April 7, 2005 and on May 12, 2005 Strong paid Century the balance due under this Development Agreement of $200,000. Century promptly distributed 50% of the total aggregate of the payments made by Strong to the Company. The Development Agreement also provides for, on a pro-rata basis, the Company and Century to have a one time option to elect to convert the 12.5% carried working interest to a 33 1/3% cost bearing working interest following the completion of the initial work program by Strong. If elected, the Company and Century will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5% up to the 33.333% of the initial $2.0 million expenditures.

(Subsequent Event) - BROOKSHIRE DOME FIELD AREA:

In June of 2005, the Company purchased a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. The Company commenced drilling activities on the first well on June 15, 2005 and the well was temporarily plugged and abandoned at a depth of 5,200 feet on June 27, 2005. A prognosis is being developed to deepen this wellbore to 7,500 feet to explore for a deeper potential target. Depending on the availability of a suitable drilling rig this operation may start as early as the second or third quarter of 2005. As an alternative, a new shallow test may be proposed on the west side of the acreage to test a shallower potential target.

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

IMPORTANT EVENTS AND INCLUDING EVENTS SUBSEQUENT TO MAY 31, 2005

General Business

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

•
(Subsequent Event) - During September 2005, the Company plans to file an amended Preliminary 14/A filing with the Securities and Exchange Commission, wherein, the Company will announce its intention to seek shareholder approval for an increase in the authorized shares to 3,000,000,000 shares. Additionally, the Company will seek approval to perform a reverse split on the issued and outstanding shares of the Company by a maximum factor of 750:1.

Corporate Finance

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

•	During March 2004, the Company completed the issuance of $900,000 in convertible debentures and warrants to acquire a working interest in Hamill Lease and pay a portion of outstanding consulting fees.

•
During July 2004, the Company received short term loans from Sheridan Westgarde, the Company’s CEO, Lonnie Hayward, consultant, and Robert Marchand in an amount aggregating $42,000 which was used, along with Company’s available cash, to fund the purchase of the 50 percent working interest in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, Mr. Westgarde and Mr. Hayward were repaid their principal amounts plus 10 percent, while Mr. Marchand declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months. As of fiscal year ended May 31, 2005 the remaining 10 percent has not been paid.

•	During August 2004, the Company issued $250,000 in convertible debentures and warrants to acquire a working interest in Prado and pay a portion of outstanding consulting fees as of May 31, 2004.

•
(Subsequent Event) - In June of 2005, the Company entered into a working capital loan agreement with United Business Associates (“UBA”), a company partly owned by the Company’s current CEO Sheridan Westgarde and Company consultant Lonnie Hayward. In the terms of the agreement UBA will provide the Company $200,000 in working capital that will be secured as a convertible note, convertible to the Company’s common stock. Additionally, UBA will be granted a 5 percent non-cost bearing over-ride on revenues generated by certain new project developments of the Company.

•
(Subsequent Event) - In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent.

Property Acquisition, Sale and Development

Hamill Lease

•
Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc (Century has since become a wholly owned subsidiary of the publicly traded company New Century Energy Corp and is herein referred to as “Century”). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century, which has three successive one-year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement was $580,000 and a 15 percent ownership stake in the Company. The Company is currently in the process of conducting a special meeting of shareholders to seek proxy approval to meet this 15 percent ownership commitment

•
Effective January 1, 2005, the exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century was modified, wherein, both, the Company’s three successive one year term options for participation on all Century deals and Century’s 15% ownership percentage were deleted from the agreement. These clauses were replaced by an agreement whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company.

•
Effective March 1, 2004, the Company has a Lease Operating Agreement in place with Century. The operating agreement outlines the various responsibilities of both the Company and Century in regards to the management and operations of Hamill Lease.

Prado Field

•
During July 2004, the Company, together with Century, completed an acquisition of an approximately 1,400 acre lease in the Prado Oil Field (Prado), located in Jim Hogg County Texas. The total purchase price for this acquisition was $140,000, of which the Company’s 50 percent ownership position and 45 percent net-revenue interest was $70,000. This lease has 20 existing wells that were originally produced in the 1960’s 2 of which are still producing approximately 30 Barrels of oil per day. In cooperation with Century, the Company is planning to develop bypassed oil reserves as well as undeveloped natural gas reserves. The Company is awaiting the completion of 3D seismic processing that will be the basis for future development plans.

•
On April 26, 2005, the Company, together with Century, entered into a Development Agreement with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company and Century's Prado field interests. This agreement was subject to receiving consent from the leassor for an anticipated future partial assignment, which was received on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Century. Strong will pay all of the initial work program expenditures while providing the Company and Century a 12.5% carried working interest. Strong paid Century a $25,000 deposit towards the project on April 7, 2005 and on May 12, 2005 Strong paid Century the balance due under this Development Agreement of $200,000. Century promptly distributed 50% of the total aggregate of the payments made by Strong to the Company. The Development Agreement also provides for, on a pro-rata basis, the Company and Century to have a one time option to elect to convert the 12.5% carried working interest to a 33 1/3% cost bearing working interest following the completion of the initial work program by Strong. If elected, the Company and Century will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5% up to the 33.333% of the initial $2.0 million expenditures.

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

•
(Subsequent Event) - On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein refereed to as “Titan”), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company’s Prado field interest. An agreement was also reached with Titan, whereby the Prado field property interest could be exchanged for a different property interest that the Company may elect to participate in in the future. At the time of this report the Company is finalizing the sale of the Titan shares to third parties for the conversion of the shares to cash.

Brookshire Dome

•
(Subsequent Event) - In June 2005 the Company used a $116,000 of loan proceeds for the purchase and initial test drilling of a 50% working interest in a 26 leases program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. The Company commenced drilling activities on the first well on June 15, 2005 and the well was temporarily plugged and abandoned at a depth of 5,200 feet on June 27, 2005. A prognosis is being developed to deepen this wellbore to 7,500 feet to explore for a deeper potential target. Depending on the availability of a suitable drilling rig this operation may start as early as the second or third quarter of 2005. As an alternative, a new shallow test may be proposed on the west side of the acreage to test a shallower potential target.

Consulting

•
During March 2004, the Company entered into a consulting agreement with Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, is for one year and provides for consulting fees of $2,000 cash and $2,000 worth of Company common stock. This contract expired February 1, 2005 and has not been renewed by the Company.

•
During March 2004, the Company entered into consulting agreement with Lonnie Hayward who specializes in assisting publicly held companies to find acquisition candidates and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. As of fiscal year ended May 31, 2005, the Company has continued to honor the terms of Mr. Hayward’s original contract and have doing so on a month to month basis.

GOING CONCERN

Aquatic Cellulose International Corporation has experienced recurring losses, has a working capital deficiency of $2,758,865 and an accumulated deficit of $9,330,518 as of May 31st, 2005. At the end of fiscal year ended May 31st, 2003 the Company had ceased its underwater timber harvesting operations due to the difficulty associated with the investment and operations of the Brazil project. These factors, among others, raise substantial doubt as to its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMPLOYEES

As of May 31st, 2005 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there is one Consultant under contract and one Consultant operating on a month to month basis.

ITEM 2.    DESCRIPTION OF PROPERTY

Prior to August 2003, AQCI’s offices were located at 3704 32nd Street, Suite 301 Vernon, British Columbia, VIT 5N6. Annual lease payments under this lease were $12,370 per year.

During August 2003, AQCI moved its office to the new location at 2504 43rd Street, Suite 5, Vernon, British Columbia, V1T6L1. As of September 2005, AQCI continues to operate at this same address. There is no lease and the rent is due on a monthly basis at the rate of $280.00.

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

The Company plans to convert existing convertible debt to reducing the amount outstanding and then perform a combination of the stock. The Company plan to allocate shares of the post-consolidated company to key individuals pending approval of shareholders.

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

	High Bid	Low Bid
Fiscal 2003
First Quarter 2003	.09	.018
Second Quarter 2003	.033	.014
Third Quarter 2003	.014	.004
Fourth Quarter (5/31/03)	.008	.002

Fiscal 2004
First Quarter 2004	.004	.004
Second Quarter 2004	.006	.004
Third Quarter 2004	.006	.006
Fourth Quarter (5/31/04)	.007	.004

Fiscal 2005
First Quarter 2004	.005	.002
Second Quarter 2004	.0015	.0015
Third Quarter 2004	.0014	.0014
Fourth Quarter (5/31/05)	.005	.0032

To date, AQCI has not declared or paid dividends on its common stock.

As of May 31st, 2004, there were approximately 398 shareholders of record (that are not in street name) of AQCI's Common Stock.

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

On August 6th, 2004 Aquatic issued four convertible debentures of $40,000, $7,500, $92,500 and $110,000 respectively, in cash each for an aggregate of $250,000 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

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

On August 6th, 2004, Aquatic issued common stock purchase warrants for the right to purchase 250,000 shares of Common Stock of AQCI at $.0004 per share and expire August 6th, 2006. These warrants were issued in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors.

TRANSFER AGENT AND REGISTRAR

The Company's transfer agent is Oxford Transfer & Registrar located at 317 Southwest Alder, Suite 1120, Portland, Oregon, 92704.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

PLAN OF OPERATIONS

The Company has reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas and commencing with the acquisition of the Hamill lease and Prado field. Subsequent to May 31, 2005 the Company has expanded its investments to include a 26 lease program in Waller County in the area of the Brookshire Dome Field.

HAMILL LEASE

The 3645-acre Hamill Lease is secured by the property’s natural gas production from three of the seven existing wells; Hamill #10, Hamill #14 and Hamill #17., with our portion of the daily production in excess of approximately 80 MCF of gas per day, (MCFGPD) however, the Company can give no assurances that the wells will continue to produce at this rate, if at all. With a regulatory well spacing requirement of 40 acres per well the property has wells spanning approximately 300 acres with the remaining 3,345 acres largely available for drilling of new wells. The property has historically produced natural gas from multiple stacked pay sands supported by a 10 square mile area of mutual interest.

The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used by Century in the development planning of the property and new drilling locations have already been identified for drilling in 2005 and 2006. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

The Company plans to participate in the development of the property throughout 2005 and 2006 by continuing recompletion work of existing well bores, as well as drilling of new wells identified prospects.

(Subsequent Event) - We have commenced work over operations on the Hamill #2 well bore in August 2005, and a workover rig has been committed to this project and is on location.

PRADO FIELD

Our 6.33 percent portion of the production from the Prado field currently covers the Company’s portion of the operating costs of the project.

On April 26, 2005, the Company, together with Century, entered into a Development Agreement with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company and Century's Prado field interests. This agreement was subject to receiving consent from the lessor for an anticipated future partial assignment, which was received on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Century. Strong will pay all of the initial work program expenditures while providing the Company and Century a 12.5% carried working interest. Strong paid Century a $25,000 deposit towards the project on April 7, 2005 and on May 12, 2005 Strong paid Century the balance due under this Development Agreement of $200,000. Century promptly distributed 50% of the total aggregate of the payments made by Strong to the Company. The Development Agreement also provides for, on a pro-rata basis, the Company and Century to have a one time option to elect to convert the 12.5% carried working interest to a 33 1/3% cost bearing working interest following the completion of the initial work program by Strong. If elected, the Company and Century will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5% up to the 33.333% of the initial $2.0 million expenditures.

Following the completion of the initial $2.0 million work program by Strong the Company will make evaluation of the production results. If those results are favorable the Company will attempt to exercise its one time option to convert the 6.25 percent carried working interest to a 16 2/3 percent cost bearing working interest, however, the Company cannot give any assurances that it will be successful in acquiring the necessary financing.

(Subsequent Event) - BROOKSHIRE DOME FIELD AREA

In June of 2005, the Company purchased a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. The Company commenced drilling activities on the first well on June 15, 2005 and the well was temporarily plugged and abandoned at a depth of 5,200 feet on June 27, 2005. A prognosis is being developed to deepen this wellbore to 7,500 feet to explore for a deeper potential target. Depending on the availability of a suitable drilling rig this operation may start as early as the second or third quarter of 2005. As an alternative, a new shallow test may be proposed on the west side of the acreage to test a shallower potential target.

OTHER ENDEVOURS

As previously reported, the Company has in the past been seeking to acquire the Tiger•Lynk™ large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. ("Legacy") to merge the public Company with the Tiger•Lynk™ robotic technology patented and owned by Gary Ackles, former CEO of the Company. During July 2004, the Company entered into an agreement with Gary Ackles, former Company CEO, to cancel all plans to merge. The agreement to part ways involves the note the Company currently has with Legacy Systems, the ATH-120 manipulator arm components currently stored at a manufacturing facility in Kamloops, British Columbia as well as settlement of amounts currently owed to Legacy Systems and Mr. Ackles (See Notes 4, 10 and 13 - Notes to Consolidated Financial Statements)

SUMMARY OF OBJECTIVES

The short-term objectives of Aquatic are to achieve growth of both oil and natural gas reserves and revenue by pursuing the following:

1)
Development of its current working interest in the Hamill Lease and Prado Field in Matagorda County and Jim Hogg County Texas respectively. (Subsequent Event) - Development of its current working interest in the Brookshire Dome Area in Waller County Texas.

2)
Completing the acquisition and development of one additional property and working interest opportunity with proven reserve potential, made known to the Company through its amended agreement with Century.

Aquatic's long-term objectives are as follows:

Invest in new oil and gas properties, combined with balanced development of drilling and exploitation of current reserves. The company has an additional exclusive opportunity, available to it through its amended agreement with Century, to acquire oil and gas property interests and development drilling interests.

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

As of February 28, 2005 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there is one Consultant under contract and one Consultant operating on a month to month basis.

RESULTS OF OPERATIONS

Year Ended May 31st, 2005 Compared to Year Ended May 31st, 2004

The company earned revenue of $91,634 for the year ended May 31, 2005, compared with $33,053 for fiscal 2004 for a increase of $58,581. The increase was attributable to the acquisition of the Hamill lease natural gas producing property and the Prado Field.

Operating costs and expenses for the year ended May 31, 2005, were $1,620,144 and $782,964 for the year ended May 31st, 2004, for a increase of $837,180. While the selling, general and administrative expenses in 2005 of $288,683 were comparable to the 2004 figure of $301,930, the financing fees of $1,293,963, was a significant increase of $820,287 over the 2004 figure of $473,676. Depreciation and depletion was also up from the 2004 figure of $7,358 to $37,498 for the year ended May 31, 2005, for an increase of $30,140. These increases are directly attributable to the depletion of the Hamill and Prado acquisitions, as well as the amortization of the convertible notes and interest expense as a result of the financing of these purchases.

The Company incurred a loss in fiscal 2005 of $1,425,436 compared with a loss of $749,911 in fiscal 2004. This increase is mainly attributable to the increase in financing fees associated with the financing of the Hamill and Prado acquisitions.

Liquidity and Capital Resources

Net cash used in operating activities in fiscal 2005 amounted to $210,393 compared to $264,583 in fiscal 2004 for a decrease use of cash of $54,190. The use of cash is attributable to a net loss of $1,425,436, gain on partial sale of investment in Prado lease of $76,344 and a gain on write off of accounts payable of $61,122 which was offset by $37,498 in depreciation and depletion, $64,248 in amortization of deferred financing costs, $921,863 in amortization of beneficial conversion feature, $41,936 in unpaid equity in earnings/loss of Hamill and Prado leases, prepaid expenses and other current assets of $1,686 and accounts payable and accrued liabilities of $285,278.

The Company has the following contractual obligations:

AQCI
Monthly Contractual Obligations

	Cash	Stock

Sheridan Westgarde	$5,000	$1,500
Lonnie Hayward	3,500	1,500

Monthly Total	$8,500	$3,000

Financing activities generated net cash of $297,721 in fiscal 2005 compared with $947,044 in fiscal 2004. The cash from financing activities for fiscal year 2005 was generated from issuance of notes of $11,812 and convertible debenture of $250,000 and un-paid fees and expenses due to stockholders of $63,381 less deferred financing costs of $27,472.

At May 31st, 2005 the Company had cash of $83,114 for total current assets of $143,969.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include DD&A of oil and gas properties. Oil and gas reserve estimates, which are the basis for unit of production DD&A and the impairment analysis, are inherently imprecise and are expected to change as future information becomes available. In addition, alternatives may exist among various accounting methods. In such cases, the choice of accounting method may also have a significant impact on reporting amounts. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Oil and Gas Property Accounting

Oil and gas companies may elect to account for their property costs using either the “successful efforts” or “full cost” accounting method. Under the success efforts method, lease acquisition costs and intangible development costs on successful wells and development dry holes are capitalized. Selection of the oil and gas accounting method can have a significant impact on a company’s financial results. We use the successful efforts method of accounting and generally pursue investments and development of proved reserves as opposed to exploration activities.

Capitalized costs relating to producing properties are depleted on the units-of-production method. Proved developed reserves are used in computing unit rates for drilling and development costs and total reserves for depletion rates of leasehold, platform and pipeline costs. Expenditures for geological and geophysical testing costs are generally changed to expense unless the costs can be specially attributed to determining the placement for a future developmental well location. Expenditures for repairs and maintenance are charged to expense as incurred, renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operation.

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

4.    A Form 8-K/A was filed on May 12th, 2005, reporting a change in accounting firms.

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

The Former Accountants’ report on the consolidated financial statements of the Company as of and for the year ended May 31, 2004, contained two explanatory paragraphs, which read as follows:

Aquatic Cellulose International Corporation (the "Company") has experienced recurring losses, has negative working capital and an accumulated deficit as of May 31, 2004. These factors raise substantive doubt about the Company’s ability to continue as a going concern Management’s plans in regard to these matters is disclosed in Note 2.

Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might result from the outcome of this uncertainty.

The Company’s Board of Directors has received and accepted the resignation of the Former Accountants.

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

During the last two years preceding the Former Accountants’ resignation and for the interim period from June 1, 2004 through April 11, 2005, there were no “reportable events” as defined by regulation S-K, Item 304(a)(1)(v)(A) through (D).

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

A letter from the Former Accountants addressed to the Securities & Exchange Commission (“SEC”) stating that the Former Accountants agree with the statements contained herein has been filed as an exhibit to this report

ITEM 8A.    CONTROL AND PROCEDURES

(a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period ended May 31, 2005, covered by this annual report (the “Evaluation Date”), and based on such evaluation, such officers have concluded, as of the Evaluation Date, that our disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control over Financial Reporting: During our fourth quarter of fiscal 2005 there were no changes made in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Name	Age	Position
Sheridan B. Westgarde	36	Director & President
Gary J. Ackles * 1	51	Director & President
Shane Kerpan *1	34	Secretary & Treasurer
Claus Wagner-Bartak *2	66	Director

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

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31st, 2005 to the Company’s Chief Executive Officer, Secretary and Director during such period.

CHART - EXECUTIVE COMPENSATION

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Sheridan B. Westgarde President/CEO	2005 2004 2003	60K 82.5K 15K				0 0 0
Gary Ackles President/CEO *1	2005 2004 2003	0 49.5K 100K				0 0 0
Shane Kerpan Secretary *1	2005 2004 2003	0 0 0				0 0 0
Claus Wagner-Bartak Director *2	2005 2004 2003	0 0 0				0 0 0

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

(1) Long Term Incentive Plans (Options)

There are no long- term incentive plans currently in effect. However, the Board of Directors had previously granted the directors and officers of the Company stock options that were intended to place each director and officer in an equity position in our Company that roughly equated to their original percentage of shares owned in our Company. These options were issued on February 22, 2000 and were exercisable in whole or in part for five years from the date of issue at an exercise price of $0.52. Closing market price of Aquatic’s common stock as quoted on the OTC:BB on February 22nd, 2000 was $.5156. The number of above options issued were 1,425,250 and are as follows:

1.	Gary Ackles -	1,202,500
2.	Clause Wagner-Bartuk -	117,500
3.	Shane Kerpan -	105,250

These options expired on February 22, 2005.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

On February 22, 2000, the Board of Directors authorized and granted the issuance of stock options to certain officers and directors of our Company. The options were vested immediately and will be exercisable in whole or in part for five years from the date of issue. The exercise price was pegged at market price on the date the options were granted. The options granted on February 22, 2000 (at $0.52 per share) are as follows: 1) 1,202,500 shares of common stock to Gary Ackles, 2) 105,250 shares of common stock to Shane Kerpan, and 3) 117,500 shares of common stock to Claus Wagner- Bartak. These options expired on February 22, 2005.

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

As of April 1st, 2003, the Company has a short-term consulting agreement with former president Gary J. Ackles to act in an advisory capacity to the Company during the transition to the new management. This agreement provide for an annual compensation of $60,000. This contract was terminated in February of 2004.

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

ITEM 13.    EXHIBITS, LIST AND REPORTS IN FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed February 28th, 1997. (1)
3.2	Certificate Amending Articles of Incorporation filed November 19th, 1997. (1)
3.3	Bylaws of the Company. (1)
4.1	Form of Common Stock Certificate. (2)
4.2	Form of Warrant Agreement with Form of Warrant Election to Purchase. (2)
6.1	Lease for the Premises dated November 1st, 1996. (1)
10.1	Form of Secured Convertible Debenture Purchase Agreement. (2)
10.2	Form of Registration Rights Agreement. (2)
10.3	Form of 12% Convertible Debenture. (2)
10.4	Form of Security Agreement. (2)

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

23.1	Consent of WJ&A LLLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

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

6.    Form 8- K/A dated April 20th, 2005 reported by way of letter dated April 11, 2005 Wong Johnson and Associates, a Professional Corporation, (the “Former Accountants”) confirmed to Aquatic Cellulose International Corp. (the “Company”) their earlier verbal notification that they resigned as the Company’s principal accountants effective March 6, 2005 because they ceased auditing publicly traded companies. The Former Accountants’ reports on the consolidated financial statements for the years ended May 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles. During the last two years preceding the Former Accountants’ resignation and for the interim period from June 1, 2004 through April 11, 2005, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused the Former Accountants to make reference to the subject matter of the disagreements in connection with the Former Accountants’ reports. After receiving the letter of resignation of the Former Accountants and on April 20, 2005, the Company engaged Peterson Sullivan, PLLC, of Seattle, Washington (the "New Accountants") as the principal accountants to audit the Company’s financial statements. Prior to formally engaging the New Accountants, the Audit Committee of the Company’s Board of Directors approved said action with respect to the New Accountants.

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

During fiscal year 2005, the Company’s principal accountant billed $5,000 in fees that were directly associated with the preparation of quarterly reports.

2) Tax Fees

During fiscal year 2003, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2004, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2005, there were no fees billed associated with the preparation of tax filings.

3) All Other Fees

During fiscal year 2003, there were no other fees billed by the Company’s principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2004, there were no other fees billed by the Company’s principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2005, there were no other fees billed by the Company’s principal accountant for services other than those reported for audit and audit related fees.

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

 Consolidated Financial Statements of

AQUATIC CELLULOSE
INTERNATIONAL CORP.
May 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aquatic Cellulose International Corp.
Vernon, B.C. Canada

We have audited the accompanying consolidated balance sheet of Aquatic Cellulose International Corp. and Subsidiary as of May 31, 2005, and the related statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquatic Cellulose International Corp. and Subsidiary as of May 31, 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated positive cash flows from operations and has an accumulated deficit at May 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

Seattle, Washington
August 19, 2005

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
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aquatic Cellulose International Corp.
Vernon, B.C. Canada

We have audited the accompanying consolidated balance sheet of Aquatic Cellulose International Corp. and Subsidiary as of May 31, 2005, and the related statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquatic Cellulose International Corp. and Subsidiary as of May 31, 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated positive cash flows from operations and has an accumulated deficit at May 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC

Seattle, Washington
August 19, 2005

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheet

May 31,	2005

Assets

Current Assets
Cash	$83,114
Deferred financing costs, net of accumulated amortization of $74,350	60,855
Total current assets	143,969

Property and equipment, net	2,171
Investment in Hamill lease	640,234
Investment in Prado lease	5,420
Advance on equipment purchase	100,000
Total Assets	$891,794

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$21,369
Accrued expenses	792,969
Amounts due to related parties	804,601
Convertible debentures	1,222,104
Notes payable	61,791
Total current liabilities	2,902,834
Long Term Liabilities

Total Liabilities	2,902,834

Stockholders' Deficit
Preferred stock,$0.001 par value per share
10,000,000 shares authorized. No shares
issued and outstanding	-
Common stock, $0.001 par value, 100,000,000
shares authorized, 100,000,000 shares issued and
outstanding	100,000
Advance on deposit of equipment	(125,000)
Additional paid in capital	7,389,493
Accumulated deficit	(9,330,518)
Other comprehensive income	(45,015)
Total stockholders' deficit	(2,011,040)

Total Liabilities and Stockholders' Deficit	$891,794

See accompanying notes

Consolidated Statements of Operations

	For the Years Ended
	May 31, 2005	May 31, 2004

Equity in earnings of leases	$91,634	$33,053

Operating expenses
Selling, general and administrative	288,683	301,930
Financing fees	1,293,963	473,676
Depreciation and depletion	37,498	7,358
Total operating expenses	1,620,144	782,964

Loss from operations	(1,528,510)	(749,911)

Other income (expense)
Gain on debt forgivness	26,730	-
Gain on partial sale of investment - Prado lease	76,344	-
Total other income	103,074	-

Net loss	$(1,425,436)	$(749,911)

Weighted Average Shares Outstanding	100,000,000	100,000,000

Loss Per Common Share	$(0.01)	$(0.01)

See accompanying notes

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	May 31, 2005	May 31, 2004

Net loss	$(1,425,436)	$(749,911)

Foreign currency translation adjustment	(3,983)	(56,724)

Comprehensive loss	$(1,429,419)	$(806,635)

See accompanying notes

Consolidated Statements of Cash Flows

	For the Years Ended
	May 31, 2005	May 31, 2004
Cash flows from operating activities:
Net loss	$(1,425,436)	$(749,911)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and depletion	37,498	7,358
Amortization of deferred financing costs	64,248	27,395
Amortization of beneficial conversion feature	921,863	274,243
Undistributed equity in earnings (loss) of Hamill and Prado leases	41,936	(18,671)
Gain on partial sale of investment - Prado lease	(76,344)	-
Gain on debt forgivness	(27,730)	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,686	(160)
Accounts payable and accrued expenses	251,886	195,163
Net cash used in operating activities	(210,393)	(264,583)

Cash flows from investing activities:
Purchase of interest in Hamill lease	-	(580,000)
Purchase of interest in Prado lease	(70,000)	-
Non-refundable deposit on partial sale of Prado lease	40,000	-
Proceeds from sale of partial interest in Prado lease	112,500	-
Additional investment in Hamill lease	(121,772)	-
Additional investment in Prado lease	(18,522)	-
Acquisition of equipment	(689)	(689)
Net cash used by investing activities	(58,483)	(580,689)

Cash flows from financing activities:
Proceeds from the issuance of notes payable	11,812	53,000
Proceeds from issuance of convertible debenture payable	250,000	900,000
Unpaid fees and expenses due to stockholders	63,381	101,777
Deferred financing costs	(27,472)	(107,733)
Net cash provided by financing activities	297,721	947,044

Effect of foreign currency exchange rate on cash balance	(3,983)	(56,724)

Net increase in cash	24,862	45,048

Cash at beginning of period	58,252	13,204
Cash at end of period	$83,114	$58,252

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes

	Consolidated Statement of Stockholders' Deficit

	Common Shares	Common Stock	Paid In Capital	Advance on Deposit	Foreign Currency Translation	Accumulated Deficit	Total Stockholders' Deficit

Balance at May 31, 2003	100,000,000	$100,000	$5,484,691	$(125,000)	$15,692	$(7,155,171)	$(1,679,788)

Foreign currency translation adjustment					(56,724)		(56,724)
Benefical conversion features			1,654,802				1,654,802
Net loss						(749,911)	(749,911)

Balance at May 31, 2004	100,000,000	100,000	7,139,493	(125,000)	(41,032)	(7,905,082)	(831,621)

Foreign currency translation adjustment					(3,983)		(3,983)
Benefical conversion features			250,000				250,000
Net loss						(1,425,436)	(1,425,436)

Balance at May 31, 2005	100,000,000	$100,000	$7,389,493	$(125,000)	$(45,015)	$(9,330,518)	$(2,011,040)

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

Aquatic Cellulose International Corp. (the "Company" or "AQCI") was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater timber recovery operations and entered the oil and gas industry by acquiring and holding non-operating interests in oil and gas properties in the US.

Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (Century has since become a wholly owned subsidiary of the publicly traded company New Century Energy Corp. and is herein referred to as “Century”). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century has an interest in various oil and natural gas properties. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century, which had three successive one-year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement that was originally agreed to was $580,000 in cash and prior to the subsequent amendment, a 15 percent ownership stake in the Company.

Effective January 1, 2005, the exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century was modified, wherein, both the Company’s three successive one year term options for participation on all Century deals and Century’s 15 percent ownership percentage were deleted from the agreement. These clauses were replaced by an agreement whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. The Company is currently in the process of conducting a special meeting of shareholders to seek proxy approval to meet this 7.5 percent ownership commitment (Note 16). The Company has not yet determine the exact number of shares that will be issued to give effect to the purchase nor can it determine the value of those shares. Because of the contingent nature of this element of the purchase price the value of those shares will be recorded as an additional element of the cost once determined.

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The Company’s 50 percent portion of the acquisition cost was $70,000 (Notes 7). The lease has 20 existing wells that were originally producing in the 1960’s, 2 of which are still producing.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

On April 26, 2005, the Company, together with Century, entered into a Development Agreement with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter “Strong”) to invest and participate in the re-development of the Company’s and Century’s Prado field interests. This agreement was subject to receiving consent from the lessor for an anticipated future partial assignment, which was received on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Century. Strong will pay all of the initial work program expenditures while providing the Company and Century a 12.5 percent working interest. Strong paid Century a $25,000 deposit towards the project on April 7, 2005 and on May 12, 2005 Strong paid Century the balance due under the Development Agreement of $200,000. Century promptly distributed 50 percent of the total aggregate payments made by Strong to the Company. The Development Agreement also provides for, on a pro-rata basis, the Company and Century to have a one time option to elect to convert the 12.5 percent working interest to a 33.33 percent working interest following the completion of the initial work program by Strong. If elected, the Company and Century will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5 percent up to the 33.33 percent of the initial $2.0 million expenditures.

Discontinued Operations

The Company has discontinued its timber recovery operations and as of July 2004 entered into an agreement to return aquatic timber harvesting equipment and settle the amount due the former CEO as of May 31, 2004 (Notes 4, 9 and 16)

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

Business Operations

As of May 31, 2005, the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a description of the business operations of each company is as follows:

Aquatic Cellulose International Corp (AQCI) provides management services to its wholly owned subsidiary, Aquatic Cellulose Ltd (ACL) and its working interests in the Hamill lease and Prado properties (Notes 6 and 7).

ACL was working closely with its manufacturer on the construction of aquatic timber harvesting equipment. As of May 31, 2003, these operations were discontinued. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due its manufacturer as of May 31, 2004 (Notes 4, 9 and 16).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has experienced recurring losses, has a working capital deficiency of $2,758,865 and an accumulated deficit of $9,330,518 as of May 31, 2005. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company’s investment will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance.

Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

The Company currently has no operating activities other than its working interests in oil and gas producing properties (Notes 6 and 7).  The Company recognizes revenue from its investments in oil and gas properties on the accrual basis in proportion to its ownership interest. Net revenues include revenues from oil and gas sales less direct lease operating expenses. Lease operating expenses include monthly obligations to monitor and maintain production, including monitoring personnel, electricity and sales equipment rental fees.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

The Company records estimated amounts of natural gas revenues based on volumetric calculations under its natural gas sales contract.

Revenue from the Company’s sales of oil and natural gas are subject to a 7.5 percent severance tax and 0.000667 percent oil field clean-up tax.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using declining balance and straight-line methods over the estimated useful lives of the depreciable assets. The estimated useful lives used range from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is credited or charged to operations.

Long-Lived Assets

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements’ estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value. For the fiscal years ended May 31, 2005 and 2004, no impairments have been recorded on proved properties.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the fiscal years ended May 31, 2005 and 2004, no impairments have been recorded on unproved properties

Investment in Hamill and Prado Leases

The Company accounts for its investments in the Hamill and Prado leases at cost initially, and the cost is adjusted for the Company’s net revenue interest in the Hamill and Prado leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the Hamill and Prado leases.

The Company depletes the acquisition cost of the Hamill and Prado leases using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves.

In the case of the Prado lease where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the property.

Amounts Due to Related Parties

All amounts due to related parties are non-interest bearing and payable on demand.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

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

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period

There were no dilutive securities as of May 31, 2005 and 2004, as the effect of which would be anti-dilutive due to the Company’s net losses. No adjustments were made to reported net income in the computation of EPS.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

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

Comprehensive Income

The Company has determined that the Company’s net income and foreign currency translation adjustments were the only components of its comprehensive income as of May 31, 2005 and 2004, respectively.

Segment and Geographic Information

The Financial Accounting Standards Board issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” effective in 1998. SFAS No. 131 requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment (Note 15).

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

Translation of Foreign Currency

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency and therefore its functional currency is the Canadian dollar. In consolidation, foreign currency translation gains and losses are included in other comprehensive income.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

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

Recent Accounting Pronouncements

On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the second quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”). This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial statements.

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's consolidated financial statements.

SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's consolidated financial statements.

Financial Accounting Standards Board Interpretation ("FIN") No. 46(R) revised FIN No. 46, Consolidation of Variable Interest Entities, requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46(R) is expected to have no impact on the Company's consolidated financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

The EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. Upon ratification by the Financial Accounting Standards Board, EITF 04-8 will become effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share of the Company.

NOTE 3- PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at May 31, 2005:

2005
Computer equipment	$3,931
Furniture and equipment	5,258
Leasehold improvements	4,853
14,042
Less: accumulated depreciation	11,871
$2,171

Depreciation expense was $467 and $617 for the fiscal years ended May 31, 2005 and 2004, respectively.

NOTE 4 - ADVANCE ON EQUIPMENT PURCHASES

Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, the Company had advanced $100,000 towards the purchase of an aquatic timber harvesting machine at a cost of $750,000. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment in exchange for a $100,000 reduction in amounts currently owed to the former CEO and the manufacturer (Notes 14 and 16).

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

NOTE 5- DEFERRED FINANCING COSTS

In connection with the sale of convertible debentures in March and August 2004, the Company incurred financing fees. These fees are amortized on the effective interest method over the 24-month life of the debentures. The unamortized balance of these fees was $60,855 at May 31, 2005.

NOTE 6 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following for fiscal year ended May 31, 2005:

Balance at beginning of fiscal year	$591,930
Additional investment	121,770
Proportionate equity in natural gas revenues	127,539
Proportionate share of lease operating expenses	(30,413)
Receipt of earnings in Hamill lease	(135,299)
Depletion of investment cost	(35,293)
$640,234

NOTE 7 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following for fiscal year ended May 31, 2005:

Payment to acquire working interest (Notes 1 and 3)	$70,000
Nonrefundable deposits to acquire 40 percent interest	(40,000)
Sale of partial interest in Prado lease - Strong	(36,156)
Additional investment	18,522
Proportionate equity in oil revenues	9,474
Proportionate share of lease operating expenses	(14,962)
Depletion of Investment Cost	(1,637)
$5,420

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

During July 2004, the Company entered into an agreement in principle to sell a portion of its working interest in the Prado field to Titan Consolidated Inc. (“Titan”), a Nevada corporation. The Company received a total of $40,000 in non-refundable deposits from Titan. As of May 31, 2005, the Company had not received from Titan the remaining amount due of the non-refundable deposit of $10,000. Under the terms of the agreement, the Company has no further obligations to Titan (see Note 17).

NOTE 8 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures payable bear interest at 12 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. Debentures aggregating $780,800 at May 31, 2003, were amended in December 2003 to be convertible into the Company's common shares at 40 percent of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date.

Additionally, in connection with this amendment, the Company recorded a beneficial conversion feature, as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. Therefore, a total discount of $377,400 was recognized for beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 and has been expensed as financing fees during the fiscal year ended May 31, 2005 because the debentures are immediately convertible.

In December 2003, the Company signed a $100,000 convertible promissory note as an advance on $900,000 convertible notes and warrants that were subsequently issued in March 22, 2004. The Company used $80,000 as a deposit to acquire the Hamill Lease (Notes 1 and 6).

During March 2004 and August 2004, the Company issued a $900,000 and $250,000, respectively, of convertible notes and warrants. Convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. The debentures are convertible, at the investors’ sole option, into common shares at the lesser of $0.004 per share (fixed conversion price) or

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

40 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If, at any time, the Company issues or sells any shares of common stock for no or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price will be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9 percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

The debentures are due as follows:

Due Date	May 31, 2004	Issued	Converted	May 31, 2005
September 29, 2001(*)	$480,800	-	$-	$480,800
March 14, 2002(*)	100,000	-	-	100,000
December 4, 2002(*)	200,000	-	-	200,000
March 22, 2006	900,000	-	-	900,000
August 6, 2006	-	250,000	-	250,000
	1,680,800	$250,000	$-	$1,930,800

Unamortized discount related to beneficial conversion options on the convertible debentures payable	(1,380,559)	(708,696)
	$300,241	$1,222,104

(*) Maturity extended until March 2006

In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

	Exercise
	Price per	Outstanding			Outstanding
Expiration Date	Share	May 31, 2004	Issued	Expired	May 31, 2005
March 22, 2009	$0.004	900,000	-	-	900,000
August 6, 2009	0.004	-	250,000	-	250,000
		900,000	250,000	-	1,150,000

The March 2004 and August 2004 convertible debentures contain a beneficial conversion feature as the debenture holders are granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. The debenture proceeds attributable to the warrants was estimated to be $nil, as the warrants were valued at market value on the date of issuance. The intrinsic value of the beneficial conversion option relating to the debentures being convertible into common shares at prices that are less than the market price at the date of issuance has been calculated at $900,000 and $250,000, respectively, which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $544,463 for beneficial conversion features in connection with the March 2004 and August 2004 debentures and warrants have been expensed as finance fees in the fiscal year ended May 31, 2005.

In connection with these convertible debentures, the Company had $626,525 and $323,165 of accrued interest at May 31, 2005 and 2004, respectively, which is included in accrued expenses in these consolidated financial statements.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

All convertible debentures are issued to the same group, thus no conflict exist with security in the first priority interest in the Company’s assets.

NOTE 9 - NOTES PAYABLE

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The note is convertible into 200,000 shares of the Company’s common stock. The note will be converted following a combination (reverse split) of the issued and outstanding shares pending shareholder approval of the proxy (Note 16).

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending shareholders approval of the proxy (Note 16).

During July 2004, the Company received a short-term loan in the amount of $7,460, which was used, along with Company’s available cash, to fund the purchase of the 50 percent ownership interest in the Prado field lease. The Company agreed to repay the $7,460 once funding became available and agreed to pay interest at 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the investor declined the repayment in favor of re-investing his principal and 20 percent proceeds with the Company. Thus, the total aggregate of the loan is $36,791 and is included in notes payable in these consolidated financial statements.

NOTE 10 - INCOME TAXES

The components of the provision for taxes based on income for the fiscal years ended May 31 are as follows:

	2005	2004

Current

Federal	$-	$-

State	-	-

Total Current	-	-

Deferred

Federal	-	-

State	-	-

Total Deferred	-	-

Total Tax Provision	$-	$-

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the fiscal years ended May 31:

	2005	2004
Federal Income Tax Rate	(34.0)%	(34.0)%
Effect of Valuation Allowance	34.0%	34.0%
Effective Income Tax Rate	0.0%	0.0%

At May 31, 2005, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $4,800,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred Tax Assets
Loss Carry-forwards	$2,029,715
Less: Valuation Allowance	(2,029,715)
Net Deferred Tax Asset	$-

Net operating loss carry-forwards expire starting in 2012 through 2025. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating leases

The Company rents office space on a month-to-month basis for approximately $280 per month. Rent expense was approximately $3,300 and $3,400 for the fiscal years ended May 31, 2005 and 2004, respectively.

Service and Consulting Agreements

The Company has entered into various service and consulting agreements as follows:

•
During March 2003, Gary Ackles resigned as Director, President and CEO of the Company and was succeeded by Sheridan B. Westgarde. Both Mr. Ackles and Mr. Westgarde entered into consulting agreements ranging from 18 to 36 months commencing April 1, 2003, providing for monthly consulting fees of $5,500 and $7,500, respectively. In addition, the Board of Directors has committed to make Mr. Westgarde a significant shareholder in the Company defined as a share position of 5 percent of the authorized share volume of the Company issued over the course of three years. Effective, March 1, 2004, the agreement for Mr. Westgarde was modified to reduce the cash portion of the consulting fee to $5,000 per month and include $1,500 per month in stock compensation. The agreement for Mr. Ackles was terminated effective March 1, 2004. As of May 31, 2005, approximately $132,800 was owed to Mr. Westgarde and Mr. Ackles for unpaid consulting fees.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

•
During March 2004, the Company entered into consulting agreement with Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, was for one year and provided for consulting fees of $2,000 cash and $2,000 worth of Company common stock. In addition, the Company had committed to make Mr. Smith a significant shareholder pending shareholder approval of the proxy (Note 16). The Company had also agreed to compensate Mr. Smith with a 7 percent commission on any financings that Mr. Smith brings to the Company. This contract expired February 1, 2005 and has not been renewed by the Company.

•
During March 2004, the Company entered into consulting agreement with Lonnie Hayward, a Consultant who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, was for one year and provided for consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make Mr. Hayward a significant shareholder pending shareholder approval of the proxy (Note 16). As of fiscal year ended May 31, 2005, the Company has continued to honor the terms of Mr. Hayward’s original contract and have been doing so on a month to month basis.

Lease Operating Agreement

The Company has a Lease Operating Agreement in place with Century. The agreement requires the Company to pay its 20% share of lease operating fees, amounting to approximately $14,580 annually. The agreement also details the Company’s responsibility for 20% of all lease operating expenses, unscheduled repair, maintenance or re-completion of the lease or wells on an as required basis and of all future development costs. The lease agreement continues for as long as the Company has a working interest in the Hamill lease.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

NOTE 12 - COMMON STOCK

Common Stock

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of May 31, 2004 and 2001, 100,000,000 shares were issued and outstanding. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (Notes 11, and 16).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the agreement has been formally canceled by the seller. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 “Recognition and Measurement in Financial Statements of Business Enterprises”. The Company has had difficulty in retrieving the original restricted share certificates due to the death of the stockholder. As of May 31, 2005, the Company has received from the executor of the stockholder’s estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company’s transfer agent to cancel the certificates. The Company is moving ahead with the cancellation of the original stock certificates with the transfer agent.

In accordance with the debenture agreement (Note 8), the Company is required to during the period the conversion rights exists, the Company will reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

Preferred Stock

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of May 31, 2005 and 2004, no classes of preferred stock were authorized, issued or outstanding.

NOTE 13 - STOCK OPTIONS

As of May 31, 2004, there were a total of 1,425,250 options outstanding to purchase the Company’s common stock at an exercise price of $0.52 per share, which was the market price of the options on the date of grant. These options expired on February 22, 2005.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

The following table summarizes the option activity for the fiscal year ended May 31, 2005:

			Weighted-	Weighted-
	Number of		Average	Average Fair
	Shares	Exercise Price	Exercise Price	Value
May 31, 2004	1,425,250	$0.52	$0.52	$0.52
Granted	-
Exercised	-
Expired	(1,425,250)
May 31, 2005	-

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has a three-year consulting agreement with it’s CEO, Director and President, commencing April 1, 2003 and providing for monthly consulting fees of $7,500. In addition, the Board of Directors has committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company issued over the course of three years. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the consulting fee to $5,000 per month and include $1,500 per month in stock compensation.

During July 2004, the Company entered into a agreement to exchange amounts due to the CEO, as well as stock compensation due under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. As a director of the Company, the CEO’s shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933 (Note 16).

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (Note 4).

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

During July 2004, the Company entered into an agreement with the former Company CEO and a manufacturing company controlled by him, to settle amounts currently owed to both. The agreement requires the Company to return the aquatic timber harvesting equipment (Note 4) and issue 40,000,000 pre-restructured shares of the Company’s common stock in exchange for, forgiveness of the $44,000 borrowed from the manufacturer and the $80,000 due in un-paid licensing fees. The remaining amount due the former CEO of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy (Note 16). The agreement stipulates that the former CEO would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company’s available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months.

During March 2004, the Company entered into consulting agreement with a consultant to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, was for one year and provided for consulting fees of $2,000 cash and $2,000 worth of Company common stock. The stock was to be payable at every six month anniversary, for as long as the agreement was in place. The issued stock was to be at a 20 percent discount to the average stock price of the 6 proceeding months of consulting services. In addition, the Company had committed to make the consultant a significant shareholder pending shareholder approval of the proxy (Note 16). The Company had also agreed to compensate the consultant with a 7 percent commission on any financings that he brings to the Company. This contract expired February 1, 2005 and has not been renewed by the Company.

During March 2004, the Company entered into consulting agreement with a consultant who specializes in publicly held companies and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make the consultant a significant shareholder pending shareholder approval of the proxy (Note 16). As of fiscal year ended May 31, 2005, the Company has continued to honor the terms of this contract on a month to month basis.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

NOTE 15 - SEGMENT INFORMATION

During the fiscal years ended May 31, 2005 and 2004, the Company had foreign assets in Canada. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location.

Net earnings from external sources at May 31:

	2005	2004
United States	$91,634	$33,053
Canada	-	-
	$91,634	$33,053
Segment assets:
	2005	2004
United States	$789,604	$744,031
Canada	102,190	106,870
	$891,794	$850,901

NOTE 16 - PROXY 14A SHAREHOLDER VOTE

The Company is currently in process to seek approval from shareholders for the following;

1.	To amend our certificate of incorporation to increase the number of authorized Common Stock from 100,000,000 to 3,000,000,000 shares;

2.	To amend our certificate of incorporation to change the Company name to Valor Energy Corporation;

3.
Amend our certificate of incorporation to provide for a stock restructuring (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each seven hundred and fifty outstanding shares of Common Stock.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

The increase in authorized shares (Item 1.) will allow the Company to facilitate the conversion of existing convertible debt as well as amounts due to related parties (Notes 11 and 14).

The change of our Company name (Item 2.) will better identify the Company in the new business.

The stock restructuring or reverse split (Item 3.) will allow the Company to facilitate the issuance of common shares in connection with the purchase of the Hamill natural gas lease, meet obligations to industry professionals as well as to facilitate the continued conversion of existing convertible debt. (Notes 1, 8, 12 and 14)

The Company plans to convert existing convertible debt to reducing the amount outstanding and then perform a restructuring or reverse split of the stock. The following table details the Company’s commitments pending approval of shareholders.

	Number of proposed common share (in millions)	Proposed percentage of common stock after reverse

Existing Shareholders, certain accounts payables & notes	3.278	13.11%

New Century Energy Corp. (Notes1)	3.750*	15.00%*

Lonnie Hayward - future Director (Notes 11 & 14).	6.750	27.00%

Gary Ackles for settlement of amounts due (Notes 14)	3.250	13.00%

Harvey Smith for expertise & consulting (Notes 10 & 14)	1.223	4.89%

Sheridan B. Westgarde Director/CEO & for amounts due (Notes 14)	6.750	27.00%

Totals	25.000	100.00%

(*) Share percentage has been reduced to 7.5% and thus the volume of shares distributed would reduce accordingly.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

NOTE 17 - SUBSEQUENT EVENTS

In June 2005 the Company purchased a 50% working interest in a 26 leases program in Waller County in the area of the Brookshire Dome Field. The cost of the acquisition was $19,930. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. The Company further invested an additional $95,143 for drilling activities that were commenced on the first well on June 15, 2005.  This well was temporarily plugged and abandoned at a depth of 5,200 feet on June 27, 2005. A prognosis is being developed to deepen this wellbore to 7,500 feet to explore for a deeper potential target. Depending on the availability of a suitable drilling rig this operation may start as early as the second or third quarter of 2005. As an alternative, a new shallow test may be proposed on the west side of the acreage to test a shallower potential target.

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein refereed to as “Titan”), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company’s Prado field interest. An agreement was also reached with Titan, whereby the Prado field property interest could be exchanged for a different property interest that the Company may elect to participate in in the future. At the time of this report the Company is finalizing the sale of the Titan shares to third parties for the conversion of the shares to cash.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates (“UBA”), a company partly owned by the Company’s current CEO and a consultant. In the terms of the agreement UBA will provide the Company $200,000 in working capital that will be secured as a convertible note, convertible to the Company’s common stock. Additionally, UBA will be granted a 5 percent non-cost bearing over-ride on revenues generated by certain new project developments of the Company.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent.

NOTE 18 - ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

This section provides information required by Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities.

As of fiscal year ended May 31, 2004, no report was available on which the Company could base audited reserve estimates consistent with the Securities and Exchange Commission regulations. As such, the Company reported unaudited estimates that were subject to change once such a report became available. As of fiscal year ended May 31, 2005, the Company’s reserve estimates were changed based on the January 1, 2005, report produced by R.A. Lenser and Associates, registered petroleum engineers and geologists. The proved reserves estimates in the report conform to the definitions as set forth in the Securities and Exchange Commission's Regulation S-X Part 210.4-10 (a) as clarified by various Commission Staff Accounting Bulletins and to the definitions endorsed by the Society of Petroleum Engineers (SEE), the Society of Petroleum Evaluation Engineers (SPEE) and the World Petroleum Congresses (WPC).”

R. A. Lenser & Associates, independent petroleum engineers located in Houston, Texas, prepared estimates of the net proved oil and natural gas reserves as of January 1, 2005 for the South Sargent Field, Hamill Lease. The reserve estimates were prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission ("SEC"). The prices used in preparation of the reserve estimates were based on the market prices in effect as of December 31 2004, with the appropriate adjustments (transportation, gravity, basic sediment and water ("BS&W,") purchasers' bonuses, Btu, etc.) applied to each field. The reserve estimates represent the gross property revenue for the Hamill Lease (South Sargent Field).

Our proved undeveloped (PUD) reserves primarily relate to reserves that are to be recovered from two new proved drilling locations. Since our Hamill Lease located in the South Sargent field in Matagorda County, Texas is in an area with multiple pay zones, this property has proved producing, proved non-producing and proved undeveloped reserves.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

Proved undeveloped reserves associated with the Hamill Lease in the South Sargent field in Matagorda County, Texas accounts for approximately 100% of our proved undeveloped gas reserves. We consider these reserves to be lower risk than other proved undeveloped reserves that require drilling at locations offsetting existing production. All of these proved undeveloped reserves are located in favorable structural locations within known producing fault blocks, with multiple pay zones, in a field with reservoirs that historically produced substantial volumes of gas under primary production. The main reason these reserves are classified as undeveloped is because they require significant additional capital investment associated with drilling new wells and building additional sales facilities in order to produce the reserves.

Aquatics Cellulose International Corp. Estimated Net Reserves and Income Data Attributable to Certain Leasehold Interests

	As of January 1. 2005
	Proved Producing	Proved Undeveloped	Total Proved
Remaining Reserves
Oil / Condensate - MBbIs	1	0	1
Gas - MMCF	39	205	244
Income Data
Future Gross Revenue	$257,131	$1,046,928	$1,304,059
Deductions	95,986	409 150	505,136
Future Net Income	$161,145	$637,778	$1,809,195
Discounted FNI @ 10%	$150,345	$443,408	$593,753

REPRESENTATIVE OIL AND GAS PRICES: Oil -$41.43 Natural gas- $5.22

(1) Determined based on year-end unescalated prices and costs in accordance with the guidelines of the SEC, discounted at 10% per annum.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. The reserve data included herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from our estimates. Such variations may be significant and could materially affect estimated quantities and the present value of our proved reserves. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company or the oil and natural gas industry in general are subject.

The present values referred to herein should not be assumed to represent the current market value of estimated oil and natural gas reserves. In accordance with requirements of the SEC, the estimates of present values are based on prices and costs as of the date of the estimates, which was January 1, 2005. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. Our reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of our reserves could have an adverse affect the Company’s financial condition, operating results and cash flows.

Due to recurring net operating losses, which can be utilized to offset projected discounted future net cash flows, no provision for income taxes is considered necessary.

No reserve estimates have been filed with any other Federal authority or agency.

AQUATIC CELLULOSE INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aquatic Cellulose International Corp.

By: /s/ Sheridan Westgarde
Sheridan Westgarde
Director, Chief Executive Officer,
President and Chief Accounting Officer

Date: October 28, 2005

By: /s/ Sheridan Westgarde
Sheridan Westgarde
President and Chief Accounting Officer

Date: October 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Sheridan Westgarde	Director, Chief Executive Officer	October 28, 2005

/s/ Sheridan Westgarde	President and Chief Accounting Officer	October 28, 2005

EXHIBIT INDEX

Exhibit No.	Description

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

23.1	Consent of WJ&A LLLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (Section 906 of the Sarbanes-Oxley Act of 2002)