Form 10QSB
period 2005-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2005-11-03
CIK 1081242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2005

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 31, 2005

$.001 par value	100,000,000

Transitional Small Business Disclosure Format Yes No X

FORM 10-QSB
United States
Securities and Exchange Commission
Washington, D.C. 20549

Aquatic Cellulose International Corp.

Index

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheet at August 31, 2005 (unaudited)

Consolidated Statements of Operations for the three months ended August 31, 2005 (unaudited) and 2004 (unaudited)

Consolidated Statements of Comprehensive Loss for the nine-months ended August 31, 2005 (unaudited) and 2004 (unaudited)

Consolidated Statements of Cash Flows for the three-months ended August 31, 2005 (unaudited) and 2004 (unaudited)

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY
Three-month period ended August 31, 2005 and 2004
(Unaudited)

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheet

August 31, 2005

Assets

Current Assets
Cash	$19,810
Deferred financing costs, net of accumulated
amortization of $91,251	43,954
Total current assets	63,764
Property and equipment, less accumulated
depreciation of $11,948	2,094
Investment in Hamill lease	681,760
Investment in Prado lease	5,194
Investment in Brookshire lease	115,073
Advance on equipment purchase	100,000
Total Assets	$967,885
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$49,130
Accrued expenses	870,672
Amounts due to related parties	811,819
Convertible debentures, net of discount of $470,596	1,460,204
Notes payable	176,865
Total current liabilities	3,368,690
Stockholders' Deficit
Preferred stock,$0.001 par value per share
10,000,000 shares authorized. No shares
issued and outstanding	-
Common stock, $0.001 par value, 100,000,000
shares authorized, 100,000,000 shares issued and outstanding	100,000
Advance on deposit of equipment	(125,000)
Additional paid in capital	7,389,493
Accumulated deficit	(9,718,987)
Foreign currency translation adjustment	(46,311)
Total stockholders' deficit	(2,400,805)

Total Liabilities and Stockholders' Deficit	$967,885

See accompanying notes

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	August 31, 2005	August 31, 2004

Equity in earnings of leases	$24,118	$58,368

Operating expenses
Selling, general and administrative	60,862	87,155
Financing fees	334,835	295,504
Depreciation and depletion	16,890	9,643
Total operating expenses	412,587	392,302
Net loss	$(388,469)	$(333,934)
Weighted Average Shares	100,000,000	100,000,000

Loss Per Common Share	$(0.00)	$(0.00)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Comprehensive Loss

	Three Months Ended	Three Months Ended
	August 31, 2005	August 31, 2004

Net loss	$(388,469)	$(333,934)

Foreign exchange translation adjustment	(1,296)	(763)

Comprehensive loss	$(389,765)	$(334,697)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows

	Three Months Ended	Three Months Ended
	August 31, 2005	August 31, 2004
Cash flows from operating activities:
Net loss	$(388,469)	$(333,934)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and depletion	16,890	9,643
Amortization of deferred financing costs	16,901	13,545
Amortization of beneficial conversion feature	238,100	207,564
Undistributed equity in earnings (loss) of leases	(6,633)	(30,760)
Increase (decrease) in operating assets and liabilities
Prepaid expenses and other current assets	-	450
Accounts payable and accrued expenses	105,464	47,208
Net cash used by operating activities	(17,747)	(86,284)

Cash flows from investing activities:
Purchase of interest in Brookshire lease	(19,930)	-
Purchase of interest in Prado lease	-	(70,000)
Non-refundable deposit on sale of Prado lease	-	10,000
Additional investment in Hamill lease	(51,479)	(44,538)
Additional investment in Brookshire lease	(95,143)	-
Net cash used by investing activities	(166,552)	(104,538)

Cash flows from financing activities:
Issuance of convertible debenture payable	-	250,000
Deferred financing costs	-	(27,472)
Unpaid fees and expenses due to stockholders	7,217	18,020
Proceeds from the issuance of notes payable	115,074	8,791
Net cash provided by financing activities	122,291	249,339

Effect of exchange rate on cash balance	(1,296)	(763)

Net (decrease) increase in cash	(63,304)	57,754

Cash at beginning of period	83,114	58,252
Cash at end of period	$19,810	$116,006

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$3,467
Taxes paid	$-	$-

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

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

Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (Century has since become a wholly owned subsidiary of the publicly traded company New Century Energy Corp. and is herein referred to as “Century”). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century has an interest in various oil and natural gas properties. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century, which had three successive one-year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement that was originally agreed to was $580,000 in cash and prior to the subsequent amendment, a 15 percent ownership stake in the Company (Note 14).

Effective January 1, 2005, the exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century was modified, wherein, both the Company’s three successive one year term options for participation on all Century deals and Century’s 15 percent ownership percentage were deleted from the agreement. These clauses were replaced by an agreement whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. The Company is currently in the process of conducting a special meeting of shareholders to seek proxy approval to meet this 7.5 percent ownership commitment (Note 14). The Company has not yet determined the exact number of shares that will be issued to give effect to the purchase nor can it determine the value of those shares. Because of the contingent nature of this element of the purchase price the value of those shares will be recorded as an additional element of the cost once determined.

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
AUGUST 31, 2005 (UNAUDITED)

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

Discontinued Operations

The Company has discontinued its timber recovery operations and as of July 2004 entered into an agreement to return aquatic timber harvesting equipment and settle the amount due the former CEO as of May 31, 2004 (Notes 10 and 14).

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

Business Operations

As of August 31, 2005, the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a description of the business operations of each company is as follows:

Aquatic Cellulose International Corp (AQCI) provides management services to its wholly owned subsidiary, Aquatic Cellulose Ltd (ACL) and its working interests in the Hamill, Prado and Brookshire properties (Notes 6 and 7).

ACL was working closely with its manufacturer on the construction of aquatic timber harvesting equipment. As of May 31, 2003, these operations were discontinued. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due its manufacturer as of May 31, 2004 (Notes 10 and 14).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has experienced recurring losses, has a working capital deficiency of $3,304,926 and an accumulated deficit of $9,718,987 as of August 31, 2005. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company’s investment will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

The Company currently has no operating activities other than its working interests in oil and gas producing properties (Notes 6, 7 and 8).

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

Long-Lived Assets

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements’ estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value. For the periods ended August 31, 2005 and 2004, no impairments have been recorded on proved properties.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the periods ended August 31, 2005 and 2004, no impairments have been recorded on unproved properties.

Investment in Hamill, Prado and Brookshire Leases

The Company accounts for its investments in the Hamill, Prado and Brookshire leases, herein referred to as “the leases”, at cost initially, and the cost is adjusted for the Company’s net revenue interest in the leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the leases.

The Company depletes the acquisition cost of the leases using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves.

In the case of the Prado and Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the property.

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
AUGUST 31, 2005 (UNAUDITED)

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

There were no dilutive securities as of August 31, 2005 and 2004, as the effect of which would be anti-dilutive due to the Company’s net losses. No adjustments were made to reported net income in the computation of EPS.

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

Comprehensive Income

The Company has determined that the Company’s net income and foreign currency translation adjustments were the only components of its comprehensive income as of August 31, 2005 and 2004, respectively.

Segment and Geographic Information

The Financial Accounting Standards Board issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” effective in 1998. SFAS No. 131 requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

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
AUGUST 31, 2005 (UNAUDITED)

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

NOTE 3 - ADVANCE ON EQUIPMENT PURCHASES

Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, the Company had advanced $100,000 towards the purchase of an aquatic timber harvesting machine at a cost of $750,000. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment in exchange for a $100,000 reduction in amounts currently owed to the former CEO and the manufacturer (Notes 10 and 14).

NOTE 4 - NOTES PAYABLE

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates (“UBA”), a company partly owned by the Company’s current CEO and a consultant. In the terms of the agreement UBA will provide the Company $200,000 in working capital that will be secured as a convertible note, convertible to the Company’s common stock. Additionally, UBA will be granted a 5 percent non-cost bearing over-ride on revenues generated by certain new project developments of the Company. As of August 31, 2005 the Company had used $115,073 of these funds for the purchase and development of the Brookshire lease.

NOTE 5- DEFERRED FINANCING COSTS

In connection with the sale of convertible debentures in March and August 2004, the Company incurred financing fees. These fees are amortized on the effective interest method over the 24-month life of the debentures. The unamortized balance of these fees was $43,954 at August 31, 2005.

NOTE 6 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at August 31, 2005:

Balance at beginning of period	$640,235
Additional investment	51,479
Proportionate equity in natural gas revenues	31,139
Proportionate share of lease operating expenses	(7,460)
Receipt of earnings in Hamill lease	(16,897)
Depletion of investment cost	(16,736)
$681,760

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

NOTE 7 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following at August 31, 2005:

Balance at beginning of period	$5,420
Proportionate equity in oil revenues	1,094
Proportionate share of lease operating expenses	(417)
Receipt of earnings in Prado lease	(856)
Depletion of investment cost	(47)
$5,194

During July 2004, the Company entered into an agreement in principle to sell a portion of its working interest in the Prado field to Titan Consolidated Inc. (“Titan”), a Nevada corporation. The Company received a total of $40,000 in non-refundable deposits from Titan. As of May 31, 2005, the Company had not received from Titan the remaining amount due of the non-refundable deposit of $10,000. Under the terms of the agreement, the Company has no further obligations to Titan.

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

NOTE 8 - INVESTMENT IN BROOKSHIRE LEASE

The investment in Brookshire lease consists of the following at August 31, 2005:

Balance at beginning of period	$19,930
Additional investment	95,143
$115,073

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at August 31, 2005:

Accrued interest	$706,088
Amount due to consultant for common
stock returned to Treasury	31,648
Accrued professional fees	132,936
$870,672

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at August 31, 2005:

Due to Gary Ackles for unpaid
consulting fees; severance; and
expenses paid on behalf of Company
(Notes 13 and 14)	$298,233

Due to Gary Ackles for shares returned
to treasury (Note 14)	144,804

Unpaid license agreement between Legacy
Systems and Company (Notes 13 and 14)	80,000

Unpaid consulting fees due to Sheridan Westgarde
and Gary Ackles (Note 13)	137,300

Unpaid consulting fees to Harvey Smith
and Lonnie Hayward (Note 13)	54,690

Due to Sheridan Westgarde for shares
returned to treasury for professional fees (Note 14)	46,360

Funds borrowed from Legacy Systems
(Notes 4 and 14)	44,000

Un-Issued Stock and Amounts Due Consultants	6,438
$811,819

All amounts due to related parties are non-interest bearing and payable upon demand.

During July 2004, the Company entered into an agreement to return the remaining aquatic timber harvesting equipment and settle the amount due Legacy Systems as of May 31, 2004.

During July 2004, the Company entered into an agreement to settle all amounts due Sheridan Westgarde as of May 31, 2004.

During July 2004, the Company entered into an agreement to settle all amounts due Gary Ackles as of May 31, 2004.

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

Additionally, in connection with this amendment, the Company recorded a beneficial conversion feature, as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. Therefore, a total discount of $94,350 was recognized for beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 and has been expensed as financing fees during the three-month period ended August 31, 2005 because the debentures are immediately convertible.

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

The debentures are due as follows:

Due Date	May 31, 2005	Issued	Converted	August 31, 2005
September 29, 2001(*)	$480,800	$-	$-	$480,800
March 14, 2002(*)	100,000	-	-	100,000
December 4, 2002(*)	200,000	-	-	200,000
March 22, 2006	900,000	-	-	900,000
August 6, 2006	250,000	-		250,000
	1,930,800	$-	$-	$1,930,800
Unamortized discount related to
beneficial conversion options on the
convertible debentures payable	(708,696)			(470,596)
	$1,222,104			$1,460,204

(*) Maturity extended until March 2006

In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

	Exercise
	Price per	Outstanding			Outstanding
Expiration Date	Share	May 31, 2005	Issued	Expired	August 31, 2005
March 22, 2009	$0.004	900,000	-	-	900,000
August 6, 2009	0.004	250,000	-	-	250,000
		1,150,000	250,000	-	1,150,000

The March 2004 and August 2004 convertible debentures contain a beneficial conversion feature as the debenture holders are granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. The debenture proceeds attributable to the warrants was estimated to be $nil, as the warrants were valued at market value on the date of issuance. The intrinsic value of the beneficial conversion option relating to the debentures being convertible into common shares at prices that are less than the market price at the date of issuance has been calculated at $900,000 and $250,000, respectively, which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $143,750 for beneficial conversion features in connection with the March 2004 and August 2004 debentures and warrants have been expensed as finance fees in the three-month period ended August 31, 2005.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

In connection with these convertible debentures, the Company had $706,088 of accrued interest at August 31, 2005 (Note 9).

All convertible debentures are issued to the same group, thus no conflict exists with security in the first priority interest in the Company’s assets.

In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent.

NOTE 12 - STOCKHOLDERS’ DEFICIT

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of August 31, 2005, 100,000,000 shares were issued and outstanding. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (Notes 10, and 14).

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

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preference. As of August 31, 2005 no classes of preferred stock were authorized issued or outstanding.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a three-year consulting agreement with its CEO, Director and President, commencing April 1, 2003 and providing for monthly consulting fees of $7,500. In addition, the Board of Directors has committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company issued over the course of three years. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the consulting fee to $5,000 per month and include $1,500 per month in stock compensation.

During July 2004, the Company entered into a agreement to exchange amounts due to the CEO, as well as stock compensation due under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. As a director of the Company, the CEO’s shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933 (Note 14).

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (Note 3).

During July 2004, the Company entered into an agreement with the former Company CEO and a manufacturing company controlled by him, to settle amounts currently owed to both. The agreement requires the Company to return the aquatic timber harvesting equipment (Note 3) and issue 40,000,000 pre-restructured shares of the Company’s common stock in exchange for, forgiveness of the $44,000 borrowed from the manufacturer and the $80,000 due in un-paid licensing fees. The remaining amount due the former CEO of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy (Note 14). The agreement stipulates that the former CEO would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933.

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

During March 2004, the Company entered into consulting agreement with a consultant to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, was for one year and provided for consulting fees of $2,000 cash and $2,000 worth of Company common stock. The stock was to be payable at every six month anniversary, for as long as the agreement was in place. The issued stock was to be at a 20 percent discount to the average stock price of the 6 proceeding months of consulting services. In addition, the Company had committed to make the consultant a significant shareholder pending shareholder approval of the proxy (Note 14). The Company had also agreed to compensate the consultant with a 7 percent commission on any financings that he brings to the Company. This contract expired February 1, 2005 and has not been renewed by the Company.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2005 (UNAUDITED)

During March 2004, the Company entered into consulting agreement with a consultant who specializes in publicly held companies and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make the consultant a significant shareholder pending shareholder approval of the proxy (Note 14). As of fiscal year ended May 31, 2005, the Company has continued to honor the terms of this contract on a month to month basis.

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
AUGUST 31, 2005 (UNAUDITED)

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

NOTE 15 - SUBSEQUENT EVENTS

There are no subsequent events to report.

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

PLAN OF OPERATIONS

The Company has reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas and commencing with the acquisition of the Hamill lease and Prado field. The company has recently expanded its investments to include a 26 lease program in Waller County in the area of the Brookshire Dome Field.

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

BROOKSHIRE DOME FIELD AREA

In June of 2005, the Company purchased a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. The Company commenced drilling activities on the first well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005 awaiting the availability of a drilling rig that will deepen the well to the target depth of 7,500 feet to explore for a deeper potential target. Depending on the availability of a suitable drilling rig this operation may start as early as the fourth quarter of 2005. If a rig is not available a new shallow test may be proposed on the west side of the acreage to test a shallower potential target.

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

By selling the equipment located in Brazil, as well as the settlement agreement with Mr. Ackles divesting of the equipment at Kamloops, British Columbia (See Notes 4, 10 and 14 - Notes to Consolidated Financial Statements) the Company currently does not own any significant equipment.

As of August 31, 2005 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there is one Consultant under contract and one Consultant operating on a month to month basis.

Results Of Operations

For the Three Months Ended August 31, 2005 Compared to August 31, 2004

The Company recognized its equity interest in Hamill and Prado leases in the amount of $24,118 for the three months ended August 31, 2005, compared with $58,368 for the three months ended August 31, 2004. The decrease was attributable to the additional costs incurred with maintaining the leases as well as reduced revenues.

Operating expenses for the three months ended August 31, 2005 and 2004 were $412,587 and $392,302 respectively, for an increase of $20,285 or 5%. The increase is the result of the Company incurring $60,862 in selling, general and administrative expenses, $334,835 in financing fees and $16,890 in depreciation and depletion. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions (See Notes 1, 7, 8 and 9 - Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

Net cash used in operating activities for the three-month periods ended August 31, 2005 and August 31, 2004 was $17,747 and $86,284 respectively, for a decrease in cash used for operating activities of $68,537. During the three months ended August 31, 2005, the Company funded its operations by means of primarily revenues and proceeds from partial sale of interests as compared to August 31, 2004, when operations were funded by primarily revenues and the issuance of convertible notes.

The Company used cash of $166,552 in investment activities during the three-months ended August 31, 2005 and $104,538 for the three-months ended August 31, 2004. The 2005 increase in cash used by investment activity was due primarily to the purchase and investment in Brookshire lease, as well as, additional investments in the Hamill lease.

Net cash provided by financing activities was $122,291 and $249,339 for the three-months ended August 31, 2005 and August 31, 2004, respectively. For the period ended August 31, 2005 and 2004, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the issuance of debt.

At August 31, 2005 the Company had cash of $19,810 and total current assets of $63,764.

As of August 31, 2005, the Company had a working capital deficiency of $3,304,926 and an accumulated deficit of ($9,718,987). Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable (See Notes 2 and 11 - Notes to Consolidated Financial Statements). The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 14 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of its investments, the use of estimates for natural gas reserve information and the realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to August 31, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are generally effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act. However, the Company encountered various issues relating to additional disclosure requirements for the Hamill acquisition. These issues have delayed the Company from filing its 2004 quarterly reports within the periods specified in the SEC rules and forms.

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

Registrant: AQUATIC CELLULOSE INTERNATIONAL CORP.

Signature	Title	Date

By: /s/ Sheridan Westgarde	Chief Executive Officer,	November 3, 2005
Sheridan Westgarde	Director - Chairman

By: /s/ Sheridan Westgarde	Chief Financial Officer	November 3, 2005
Sheridan Westgarde