Form 10QSB/A
period 2004-02-29
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-02-02
CIK 1081242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                  FORM 10-QSB

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

                                EXPLANATORY NOTE



This Quarterly Report on Form 10-QSB/A has been refiled in its entirety for the purppose of including certain agreements as exhibits that occurred during the period of this report and are herein referred to.


CHANGES MADE TO THIS DOCUMENT ARE AS FOLLOWS:

    o    Part I, Item 3. Controls and Procedures                       - page 24


    o    Part II, Item 2. Changes in Securities and
         use of Proceeds                                               - page 25

    o    Part II, Item 6. Exhibits and Reports in Form 8-K             - page 26

    o    December 2003 Convertible Promissory Note
         (Exhibit 10.1)

    o Certifications of Chief Executive Officer and Chief Financial Officer (Exhibit 31 & 32)

                                 FORM 10-QSB/A
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION                                                           3

     Item 1. Consolidated Financial Statements                                           3

     Consolidated Balance Sheet at February 29, 2004 (unaudited) and                     3
       May 31, 2003 (audited)

     Consolidated Statement of Operations for the three and nine months ended            4
       February 29, 2004 (unaudited) and 2003(unaudited)

     Consolidated Statement of Comprehensive Loss for the nine months ended              5
       February 29, 2004 (unaudited) and 2003(unaudited)

     Consolidated Statement of Cash Flows                                                7
       for the nine months ended February 29, 2004 (unaudited)
       and 2003 (unaudited)

     Notes to Consolidated Financial Statements (unaudited)                              8

     Item 2. Management's Discussion and Analysis of Financial Condition                 19
        and Plan of Operations.

     Item 3. Control and Procedures                                                      24

PART II. - OTHER INFORMATION                                                             25

     Item 1. Legal Proceedings                                                           25

     Item 2. Changes in Securities and Use of Proceeds                                   25

     Item 3. Defaults Upon Senior Securities                                             26

     Item 4. Submission of Matters of a Vote to Security Holders                         26

     Item 5. Other Information                                                           26

     Item 6. Exhibits and Reports on Form 8-K                                            26

SIGNATURES                                                                               28

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
-------------------------------------------------

Mr. Sheridan B. Westgarde, our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange
Act), as of September 30, 2006. Based on this evaluation, Mr. Westgarde concluded that during the period of this report our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Mr. Westgarde became aware of potential problems in our disclosure controls and procedures in connection with the filing of a Proxy statement on Schedule 14/A ("Schedule 14/A") on November 8, 2005, and in the customary course of the Commission's review of the Schedule 14/A and other Company filings, during which time the Commission issued a comment letter (the "Comment Letter") to the Company dated December 8, 2005. The Comment Letter included comments indicating a number of deficiencies in the Company's filings. These deficiencies included such items as the omission of certain agreements that the Company has entered into as exhibits to the Company's quarterly and annual reports, filed with the commission, and as required by Item 601 of Regulation S-B. Additionally, the Comment Letter indicated that certain Company quarterly and annual reports filed with the commission contained certifications that did not conform to the format provided in Item 601 (b)(31) of Regulation S-B. As a result of the deficiencies in the Company certain quarterly and annual reports the Company has not filed its subsequent quarterly and annual reports in a timely fashion. As a result of Mr. Westgarde's review of our disclosure controls and procedures, it was determined that during the preparation certain quarterly and annual reports of the Company's, the Company lacked the proper communication and input from its SEC Attorney to correctly address deficiencies.

As a result of the Comment Letter and the review of our disclosure controls and procedures, we have decided to embark on a process to address and correct the deficiencies in certain of our filings done with the commission, as well as complete and file our outstanding quarterly and annual reports. This process will include the re-filing of certain quarterly and annual reports to include the missing exhibits and correct certification format.

We believe that during the fiscal year ending May 31, 2007, the Company will be able to implement changes in our controls and procedures to prevent deficiencies in our disclosures. This will be done by working with securities attorneys and engaging outside advisors to provide advice and assistance with implementing internal procedures to ensure that controls and procedures are adequate and effective.

CHANGES IN INTERNAL CONTROLS
----------------------------

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 29, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(A) EXHIBITS

10.1    December 2003 Convertible Promissory Note

31.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


B) REPORTS ON FORM 8-K:

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

                                   SIGNATURES


Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


         DATED: FEBRUARY 2, 2007      BY: /S/ SHERIDAN B. WESTGARDE
                                               --------------------------------
                                               Chief Executive Officer