Form 10QSB
period 2005-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-02-05
CIK 1081242

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2005

OR

[  ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-21384

AQUATIC CELLULOSE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-0381904
(State or other jurisdiction incorporation or organization	(I.R.S. employer identification number)

331 4th Street NE, Salmon Arm B.C.	V1E 4P2
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone number, including area code: (250) 833-1985

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

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at November 30, 2005
$.001 par value	100,000,000

Transitional Small Business Disclosure Format           Yes  ☐         No  ☒

FORM 10-QSB
Securities and Exchange Commission
Washington, D.C. 20549

Aquatic Cellulose International Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY
Three and Six-month periods ended November 30, 2005 and 2004
(Unaudited)
AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheet

November 30, 2005

Assets

Current Assets
Cash	$131,313
Receivable from sale of Titan Consolidated Inc. common stock	39,590
Deferred financing costs, net of accumulated amortization of $108,152	27,053
Total current assets	197,956
Property and equipment, less accumulated depreciation of $12,068	2,283
Investment in Hamill lease	786,089
Investment in Prado lease	4,844
Investment in Brookshire lease	105,758
Advance on equipment purchase	184,970
Total Assets	$1,281,900
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$32,906
Accrued expenses	906,659
Amounts due to related parties	826,252
Convertible debentures, net of discount of $232,496	1,698,304
Notes payable	326,865
Total current liabilities	3,790,986
Stockholders' Deficit
Preferred stock,$0.001 par value per share 10,000,000 shares authorized. No shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	100,000
Advance on deposit of equipment	(125,000)
Additional paid in capital	7,389,493
Accumulated deficit	(9,830,817)
Foreign currency translation adjustment	(42,762)
Total stockholders' deficit	(2,509,086)

Total Liabilities and Stockholders' Deficit	$1,281,900

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Operations

	Three Months Ended	Three Months Ended
	November 30, 2005	November 30, 2004

Equity in earnings of leases	$134,746	$29,484

Operating expenses
Selling, general and administrative	61,408	63,649
Financing fees	334,537	329,946
Depreciation and depletion	74,846	7,905
Total operating expenses	470,791	401,500
Loss from operations	(336,045)	(372,016)

Other income (expense)
Gain from settlement of investment in Wharton 3D; includes $37,500 of debt forgivness	224,215	-
Other income	-	693
Total other income (expense)	224,215	693

Net loss	$(111,830)	$(371,323)
Weighted Average Shares	100,000,000	100,000,000

Loss Per Common Share	$(0.00)	$(0.00)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Operations

	Six Months Ended	Six Months Ended
	November 30, 2005	November 30, 2004

Equity in earnings of leases	$158,864	$87,852

Operating expenses
Selling, general and administrative	122,523	150,806
Financing fees	669,372	625,450
Depreciation and depletion	91,483	17,546
Total operating expenses	883,378	793,802
Loss from operations	(724,514)	(705,950)

Other income (expense)
Gain from settlement of investment in Wharton 3D; includes $37,500 of debt fogiveness	224,215	-
Other income	-	693
Total other income (expense)	224,215	693

Net loss	$(500,299)	$(705,257)
Weighted Average Shares	100,000,000	100,000,000

Loss Per Common Share	$(0.01)	$(0.01)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.
Consolidated Statements of Comprehensive Loss

	Six Months Ended	Six Months Ended
	November 30, 2005	November 30, 2004

Net loss	$(500,299)	$(705,257)

Foreign exchange translation adjustment	2,253	804

Comprehensive loss	$(498,046)	$(704,453)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statements of Cash Flows

	Six Months Ended	Six Months Ended
	November 30, 2005	November 30, 2004
Cash flows from operating activities:
Net loss	$(500,299)	$(705,257)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and depletion	91,483	17,546
Amortization of deferred financing costs	33,802	30,446
Amortization of beneficial conversion feature	476,200	445,664
Undistributed equity in loss (earnings) of leases	(119,852)	22,209
Gain on settlement of investment in Wharton 3D; includes $37,500 of debt forgivness	(224,215)	-
Increase (decrease) in operating assets and liabilities
Prepaid expenses and other current assets	-	450
Receivable from sale of Titan Consolidated Inc. common stock	(39,590)	-
Accounts payable and accrued expenses	125,227	84,675
Net cash used by operating activities	(157,244)	(104,267)

Cash flows from investing activities:
Purchase of interest in Brookshire lease	(19,930)
Purchase of interest in Prado lease	-	(70,000)
Non-refundable deposit on sale of Prado lease	-	40,000
Additional investment in Hamill lease	(117,022)	(44,538)
Additional investment in Brookshire lease	(85,828)	-
Net cash used by investing activities	(222,780)	(74,538)

Cash flows from financing activities:
Proceeds from sale of Titan Consolidated Inc.common stock	286,715	-
Payments on settlement of investment in Wharton 3D	(80,000)	-
Note payable on settlement of investment in Wharton 3D	20,000	-
Issuance of convertible debenture payable	-	250,000
Deferred financing costs	-	(27,472)
Unpaid fees and expenses due to stockholders	21,651	34,219
Partial payments to Gary Ackles on related party debt	(84,970)	-
Proceeds from the issuance of notes payable	262,574	8,791
Net cash provided by financing activities	425,970	265,538

Effect of exchange rate on cash balance	2,253	804

Net increase in cash	48,199	87,537

Cash at beginning of period	83,114	58,252
Cash at end of period	$131,313	$145,789

SUPPLEMENTAL INFORMATION:

Interest paid	$-	$-
Taxes paid	$-	$-

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

NOTE 1 - ORGANIZATION

Aquatic Cellulose International Corp. (the “Company”, “Aquatic" or "AQCI") was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater timber recovery operations and entered the oil and gas industry by acquiring and holding non-operating interests in oil and gas properties in the US.

Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (now publicly traded as New Century Energy Corp and herein referred to as “Century”). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century has an interest in various oil and natural gas properties. The agreement also includes an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century, which had three successive one-year terms, with the Company holding the exclusive option on each year. The cost of this acquisition and exclusive optional participation agreement that was originally agreed to was $580,000 in cash and prior to the subsequent amendment, a 15 percent ownership stake in the Company (See Notes 14 & 15).

Effective January 1, 2005, the exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century was modified, wherein, both the Company’s three successive one year term options for participation on all Century deals and Century’s 15 percent ownership percentage were deleted from the agreement. These clauses were replaced by an agreement whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. Under the revised agreement the Company has an exclusive right, but not the obligation, to participate with Century, by acquiring the following:

a.
up to seventy-five percent (75%) working interest in up to  two (2) new drilling (exploration or development drilling) prospects in Wharton or Jackson Counties, Texas developed by Century under the Viking International 3D Agreement. It is understood that upon Aquatic’s written notification of election to participate in drilling the selected prospects, the parties shall execute a participation and joint operating agreement governing all operations and activities on the prospect area, naming Century as Operator and Aquatic or its assign as Non-Operator.  The parties shall further execute such other instruments and or documents as Aquatic may reasonably request of Century to consummate and evidence the transaction.

b.
up to fifty percent (50%) working interest to participate in the drilling of the initial test well on oil and gas leases comprising  the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area).  If Aquatic does not elect to participate in the initial well on the Holliday tract, they will forfeit the right to participate in any subsequent wells proposed or drilled on the Holliday tract by Century. As of June 24, 2005 Aquatic elected to participate in the initial test well as per the amended purchase agreement with Century.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

Consideration for participating in projects: As consideration for the participation rights, a 7.5% ownership stake in Aquatic’s issued and outstanding common stock is granted to Century (See Note 15).

Cost of participating in projects: The cost of participating in a project is determined the percentage ownership of the project that Aquatic has elected to participate in. In other words, if Aquatic elects to participate in 50% of the project, its cost to participate would be 50% of all costs to develop such project.

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The Company’s 50 percent portion of the acquisition cost was $70,000. The lease has 20 existing wells that were originally producing in the 1960’s, 2 of which are still producing (See Notes 7 & 15).

On April 26, 2005, the Company, together with Century, entered into a Development Agreement with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter “Strong”) to invest and participate in the re-development of the Company’s and Century’s Prado field interests. This agreement was subject to receiving consent from the lessor for an anticipated future partial assignment, which was received on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Century. Strong will pay all of the initial work program expenditures while providing the Company and Century a 12.5 percent working interest. Strong paid Century a $25,000 deposit towards the project on April 7, 2005 and on May 12, 2005 Strong paid Century the balance due under the Development Agreement of $200,000. Century promptly distributed 50 percent of the total aggregate payments made by Strong to the Company. The Development Agreement also provides for, on a pro-rata basis, the Company and Century to have a one time option to elect to convert the 12.5 percent working interest to a 33.33 percent working interest following the completion of the initial work program by Strong. If elected, the Company and Century will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the 12.5 percent up to the 33.33 percent of the initial $2.0 million expenditures (See Note 15).

In June of 2005, the Company purchased a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the Company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. The Company commenced drilling activities on the first well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company’s Prado field interest. During the three-month period ended November 2005, the Company sold Titan shares to third parties for $286,715 in cash and exchanged $37,500 in Company debt for approximately 2,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Prado lease, or other existing properties, and decided to terminate there agreement with the Company. While negotiating the final settlement, the Company paid Titan $80,000. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of there initial investment in Prado and relinquished any claims to the Company’s property working interests or assets. As of November 30, 2005, the Company owed $20,000 to Titan which is included in Notes Payable in the consolidated balance sheet (See Notes 7 & 15).

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

AQCI provides management services to its wholly owned subsidiary, Aquatic Cellulose Ltd (ACL) and its working interests in the Hamill, Prado and Brookshire properties (See Notes 6, 7, 8 & 15).

Business Operations

As of November 30, 2006, the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

AQCI provides management services to its wholly owned subsidiary, ACL and its working interests in the Hamill, Prado and Brookshire properties (See Note 15).

ACL was working closely with its manufacturer on the construction of aquatic timber harvesting equipment. As of May 31, 2003, these operations were discontinued. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due its manufacturer as of May 31, 2004. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and had paid Ackles and a related party $84,970 while negotiating such settlement. As of November 30, 2005, negotiations to amend the settlement were still in process. (See Notes 10 & 15)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has experienced recurring losses, has a working capital deficiency of $3,593,030 and an accumulated deficit of $9,830,817 as of November 30, 2005. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving cash flow from its oil and natural gas investments. Future realization of the Company’s investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

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

Long-Lived Assets

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements’ estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value. For the periods ended November 30, 2005 and 2004, no impairments have been recorded on proved properties.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the periods ended November 30, 2005 and 2004, no impairments have been recorded on unproved properties

Investment in Hamill, Prado and Brookshire Leases

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

In the case of the Prado and Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the properties (See Note 15).

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
NOVEMBER 30, 2005 (UNAUDITED)

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

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period

There were no dilutive securities as of November 30, 2005 and 2004, as the effect of which would be anti-dilutive due to the Company’s net losses. No adjustments were made to reported net income in the computation of EPS.

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

Comprehensive Income

The Company has determined that the Company’s net income and foreign currency translation adjustments were the only components of its comprehensive income as of November 30, 2005 and 2004, respectively.

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
NOVEMBER 30, 2005 (UNAUDITED)

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
NOVEMBER 30, 2005 (UNAUDITED)

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company has not yet determined the impact of applying FAS 158.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

NOTE 3 - ADVANCE ON EQUIPMENT PURCHASES AND SETTLEMENT OF DEBT

Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, Ackles, the Company had advanced $100,000 towards the purchase of an aquatic timber harvesting machine at a cost of $750,000. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment in exchange for a $100,000 reduction in amounts currently owed to the former CEO and the manufacturer. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and had paid Ackles and a related party $84,970 while negotiating such settlement. As of November 30, 2005, negotiations to amend the settlement were still in process (See Notes 10 & 15).

NOTE 4 - NOTES PAYABLE

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending shareholders approval of the proxy (See Note 14). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company.

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The note is convertible into 200,000 shares of the Company’s common stock. During July 2004, the Company received an additional short-term loan in the amount of approximately $8,000, which was used, along with Company’s available cash, to fund the purchase of the 50 percent ownership interest in the Prado field lease. The Company agreed to repay the $8,000 once funding became available and agreed to pay interest at 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the investor declined the repayment in favor of re-investing his principal and 20 percent proceeds with the Company. Thus, the total aggregate of the loan is $36,791 and is included in notes payable in these consolidated financial statements.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates (“UBA”), a company owned by the Company’s current CEO and Lonnie Hayward, a consultant. Originally the agreement was to have the loan secured as a convertible note, convertible to the Company’s common stock with a 5 percent non-cost bearing over-ride on revenues generated by certain new project developments of the Company. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. These advances from UBA are included in Notes Payable in the consolidated balance sheet.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company’s Prado field interest (See Notes 7 &15). During the three-month period ended November 2005, the Company sold Titan shares to third parties for $286,715 in cash and exchanged $37,500 in Company debt for approximately 2,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Prado lease, or other existing properties, and decided to terminate the agreement with the Company. While negotiating the final settlement, the Company paid Titan $80,000. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of their initial investment in Prado and relinquished any claims to the Company’s property working interests or assets. As of November 30, 2005, the Company owed $20,000 to Titan which is included in Notes Payable in the consolidated balance sheet (See Note 15).

During November 2005, the Company received a short term non-interest bearing loan from a company owned by Lonnie Hayward, a Company consultant for a total of $50,000, which was used, along with Company’s available cash, to fund the settlement payments to Ackles and a related party. As of November 30, 2005, this loan is included in Notes Payable in the consolidated balance sheet (See Notes 10 & 15).

NOTE 5- DEFERRED FINANCING COSTS

In connection with the sale of convertible debentures in March and August 2004, the Company incurred financing fees. These fees are amortized on the effective interest method over the 24-month life of the debentures. The unamortized balance of these fees was $27,053 at November 30, 2005.

NOTE 6 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at November 30, 2005:

Balance at beginning of period	$640,235
Additional investment	117,022
Proportionate equity in natural gas revenues	177,019
Proportionate share of lease operating expenses	(20,001)
Receipt of earnings in Hamill lease	(46,883)
Un-paid lease operating expenses	10,000
Depletion of investment cost	(91,303)
$786,089

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

NOTE 7 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following at November 30, 2005:

Balance at beginning of period	$5,420
Proportionate equity in oil revenues	5,620
Proportionate share of lease operating expenses	(3,774)
Receipt of earnings in Prado lease	(1,950)
Depletion of investment cost	(292)
$4,844

During July 2004, the Company entered into an agreement in principle to sell a portion of its working interest in the Prado field to Titan Consolidated Inc.(“Titan”), a Nevada Corporation. The Company received a total of $40,000 in non-refundable deposits from Titan. As of May 31, 2005, the Company had not received from Titan the remaining amount due of the non-refundable deposit of $10,000. Under the terms of the agreement, the Company has no further obligations to Titan.

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company’s Prado field interest (See Notes 7 &15). During the three-month period ended November 2005, the Company sold Titan shares to third parties for $286,715 in cash and exchanged $37,500 in Company debt for approximately 2,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Prado lease, or other existing properties, and decided to terminate there agreement with the Company. While negotiating the final settlement, the Company paid Titan $80,000. On December 1, 2005, Titan signed an agreement to except $100,000 in cash as full remuneration of there initial investment in Prado and relinquished any claims to the Company’s property working interests or assets. As of November 30, 2005, the Company owed $20,000 to Titan which is included in Notes Payable in the consolidated balance sheet (See Note 15).

NOTE 8 - INVESTMENT IN BROOKSHIRE LEASE

The investment in Brookshire lease consists of the following at November 30, 2005:

Balance at beginning of period	$19,930
Additional investment	95,143
Reimbursement of drilling costs	(9,315)
$105,758

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30, 2005:

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

Accrued interest	$785,597
Amount due to consultant for common stock returned to Treasury	31,648
Accrued professional fees	89,414
$906,659

NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at November 30, 2005:

Due to Gary Ackles for unpaid consulting fees; severance; and expenses paid on behalf of Company (See Note 15)	$298,233
Due to Gary Ackles for shares returned to treasury (See Note 15)	144,804
Unpaid license agreement between Legacy Systems and Company (See Note 15)	80,000
Unpaid consulting fees due to Sheridan Westgarde and Gary Ackles (See Note 15)	154,300
Unpaid consulting fees to Harvey Smith and Lonnie Hayward (See Note 13)	57,190
Due to Sheridan Westgarde for shares returned to treasury for professional fees	46,360
Funds borrowed from Legacy Systems (See Note 15)	44,000
Un-Issued Stock and Amounts Due Consultants	1,365
$826,252

All amounts due to related parties are non-interest bearing and payable on demand.

During July 2004, the Company entered into an agreement to return the remaining aquatic timber harvesting equipment and settle the amount due Legacy Systems, a company controlled by Ackles, as of May 31, 2004. Due to the delay in consummating this agreement, the Company and Ackles are currently renegotiating a new settlement agreement. As of November 30, 2005, the Company has paid Ackles and a related party $84,970 while terms of the settlement are being finalized.

During July 2004, the Company entered into an agreement to settle all amounts due Sheridan Westgarde as of May 31, 2004 (See Note 15).

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

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

Additionally, in connection with this amendment, the Company recorded a beneficial conversion feature, as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. Therefore, a total discount of $94,350 and $188,700 was recognized for beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 and have been expensed as financing fees during the three and six-month periods ended November 30, 2005 because the debentures are immediately convertible.

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

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

The debentures are due as follows:

Due Date	August 31, 2005	Issued	Converted	November 30, 2005
September 29, 2001(*)	$480,000	$-	$-	$480,800
March 14, 2002(*)	100,000	-	-	100,000
December 4, 2002(*)	200,000	-	-	200,000
March 22, 2006	900,000 -	-	-	900,000
August 6, 2006	250,000	-	-	250,000
	1,930,800	$-	$-	$1,930,800
Unamortized discount related to beneficial conversion options on the convertible debentures payable	(470,596)			(232,496)
	$1,460,204			$1,698,304

(*) Maturity extended until March 2006

In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

	Exercise	Outstanding			Outstanding
	Price per	August 31,			November 30,
Expiration Date	Share	2005	Issued	Expired	2005
March 22, 2009	$0.004	900,000	-	-	900,000
August 6, 2009	0.004	250,000	-	-	250,000
		1,150,000	-	-	1,150,000

The March 2004 and August 2004 convertible debentures contain a beneficial conversion feature as the debenture holders are granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. The debenture proceeds attributable to the warrants was estimated to be $nil, as the warrants were valued at market value on the date of issuance. The intrinsic value of the beneficial conversion option relating to the debentures being convertible into common shares at prices that are less than the market price at the date of issuance has been calculated at $900,000 and $250,000, respectively, which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $143,750 and $287,500 for beneficial conversion features in connection with the March 2004 and August 2004 debentures and warrants have been expensed as finance fees in the three and six-month periods ended November 30, 2005.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

In connection with these convertible debentures, the Company had $785,597 of accrued interest at November 30, 2005 (See Note 9).

All convertible debentures are issued to the same group, thus no conflict exist with security in the first priority interest in the Company’s assets.

In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent.

NOTE 12 - STOCKHOLDERS’ DEFICIT

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of November 30, 2005, 100,000,000 shares were issued and outstanding. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Notes 14).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the seller has formally canceled the agreement. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 “Recognition and Measurement in Financial Statements of Business Enterprises”. The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre’s estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company’s transfer agent to cancel the certificates. As of November 30, 2005, the Company was moving ahead with the cancellation of the original stock certificates with the transfer agent (See Note 15).

In accordance with the debenture agreement (See Note 11), the Company is required to, during the period the conversion rights exists, reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preference. As of November 30, 2005 no classes of preferred stock were authorized issued or outstanding.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a three-year consulting agreement with it’s CEO, Director and President, commencing April 1, 2003 and providing for monthly consulting fees of $7,500. In addition, the Board of Directors has committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company issued over the course of three years. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the consulting fee to $5,000 per month and include $1,500 per month in stock compensation (See Note 15).

During July 2004, the Company entered into a agreement to exchange amounts due to the CEO, as well as stock compensation due under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. As a director of the Company, the CEO’s shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933 (See Notes 14 & 15).

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (See Notes 3 & 15).

During July 2004, the Company entered into an agreement with the former Company CEO and a manufacturing company controlled by him, to settle amounts currently owed to both. The agreement requires the Company to return the aquatic timber harvesting equipment (See Note 3) and issue 40,000,000 pre-restructured shares of the Company’s common stock in exchange for, forgiveness of the $44,000 borrowed from the manufacturer and the $80,000 due in un-paid licensing fees. The remaining amount due the former CEO of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy (See Note 14). The agreement stipulates that the former CEO would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and had paid Ackles and a related party $84,970 while negotiating such settlement. As of November 30, 2006, negotiations to amend the settlement agreement are still in process (See Notes 10 & 15).

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company’s available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease (See Note 15). The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company. As of the date of this filing the remaining 10 percent has not been paid.

During March 2004, the Company entered into consulting agreement with a consultant to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, was for one year and provided for consulting fees of $2,000 cash and $2,000 worth of Company common stock. The stock was to be payable at every six month anniversary, for as long as the agreement was in place. The issued stock was to be at a 20 percent discount to the average stock price of the 6 proceeding months of consulting services. In addition, the Company had committed to make the consultant a significant shareholder pending shareholder approval of the proxy (See Note 14). The Company had also agreed to compensate the consultant with a 7 percent commission on any financings that he brings to the Company. This contract expired February 1, 2005 and has not been renewed by the Company.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

During March 2004, the Company entered into consulting agreement with a consultant who specializes in publicly held companies and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make the consultant a significant shareholder pending shareholder approval of the proxy (See Note 14). As of November 30, 2006, the Company has continued to honor the terms of this contract on a month to month basis.

NOTE 14 - PROXY 14A SHAREHOLDER VOTE

The Company has in the past filed a preliminary 14A Proxy with the Securities and Exchange Commission to have the shareholders vote on three proposals. The Company has committed to remove from future amendments to this proxy one of those proposals, namely; to perform a reverse split of the Company’s issued and outstanding shares.

The Company is currently in process to seek approval from shareholders for the following;

1.	To amend our certificate of incorporation to increase the number of authorized Common Stock from 100,000,000 to 3,000,000,000 shares;

2.	To amend our certificate of incorporation to change the Company name to Valor Energy Corporation;

The increase in authorized shares (Item 1.) will allow the Company to facilitate the conversion of existing convertible debt, amounts due to related parties and issue stock commitments to professionals (Notes 10 and 11).

The change of our Company name (Item 2.) will better identify the Company in the new business.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

The Company has made certain stock commitments to consultants and key individuals and they are as follows:

Individual	Proposed percentage of issued and outstanding stock following issuance to major stakeholders

Lonnie Hayward - (Note 13)	27.00%

Gary Ackles for settlement of amounts due (Notes 10 & 15)	5.00%

Harvey Smith for expertise & consulting (Note 13)	4.89%

Sheridan B. Westgarde Director/CEO & for amounts due (Notes 10 & 13)	27.00%

NOTE 15 - SUBSEQUENT EVENTS

Miscellaneous Developments

During November 2005, the Company received a short term non-interest bearing loan from a Company owned by Lonnie Hayward, a Company consultant for a total of $50,000, which was used, along with Company’s available cash, to fund the settlement payments to Ackles and a related party. As of February 28, 2006, this loan has been repaid in full (See Note 4).

During February 2006, the Company paid the remaining $20,000 of the settlement amount to Titan and Titan has acknowledged that they no longer have any claim or rights to the Company’s Prado field interest. (See Note 4)

During February 2006, the Company exchanged 7.3 million Titan shares with Gary Ackles, the Company’s former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles. (See Notes 3, 7, 10, 13 & “Debt Settlement and Acquisition” Below)

During February 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest.

During February 2006, Mr. Les Westgarde, a related party to the Company’s current CEO, has been providing business and administrative consulting services to the Company for $3,000 per month and $500 per month in expenses. In October 2006 the Company’s Board of Directors approved a new agreement to pay Mr. Westgarde $5,000 per month for the three months period of October thru December 2006, following which the Company will have the option to pay 20 percent in stock for services rendered.

During July 2006, the previous agreement with the Company’s CEO, Mr. Sheridan Westgarde, to exchange all amounts due in cash and stock compensation for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy has expired. The Company is responsible to pay all amounts owed to Mr. Westgarde for consulting services and stock returned to treasury (See Note 10).

During July 2006 the agreement between the Company and the Company CEO Sheridan Westgarde to settle all amounts owed Mr. Westgarde expired. All amounts are currently owed and payable on demand. (See Notes 10 & 13)

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

During July 2006, the company finalized the cancellation of the 2,500,000 shares of restricted stock that were originally on deposit for the purchase of equipment. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company’s CEO. At the time of issuance the stock was valued at $3,750. (See Notes 12 & 13)

During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000.

During October 2006, the Company’s Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company’s CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors has committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde’s option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock (See Note 13).

During November 2006, the Company contracted with NewsUSA, a North American news media service, to provide media coverage to the Company. The contract is for three months at $15,000 per month.

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company’s behalf representing the first month payment on the Company’s contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company’s authorized shares and change the Company name (See Note 14).

Developments with Hamill Lease

On September 18, 2006 the Company paid to New Century its 20 percent pro-rata share, totaling $68,634.30 for 1,610 acres State of Texas oil and gas leases in the offshore area of Matagorda County, Texas. Four new leases totaling 1,610 acres have been acquired by the Company, and this acreage is contiguous with our onshore Sargent South Field acreage. The new leases are subject to our Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011.

Developments with Prado Field

On April 6, 2006, the Company and New Century Energy Corp ("New Century") ("New Century Group", collectively) signed a new extension agreement with Strong Petroleum Group, Inc. The new extension agreement calls for Strong to complete the re-development of the Company's Prado field interests ("Prado Assets") by September 21, 2006. In exchange for the extension of time, the New Century Group will increase its 12.5% working interest to 25% in the Prado Assets. Beginning April 1, 2006, the New Century Group shall also be entitled to one-quarter of all net production proceeds. If Strong fails to perform in accordance with the Revised Work Program on or before the Extended Deadline, their rights will terminate with respect to any and all producing wells associated with the Prado Assets. Additionally, all rights, title and interest in any and all equipment installed on the Prado Assets shall become our property and our Aquatic. (See Note 7)

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

On September 21, 2006 the Company’s (together with New Century Energy Corp) agreement with Strong Petroleum Group ended. On September 28, 2006 a Memorandum Concerning the Termination of the Development Agreement with Strong was signed by the Company, New Century and Strong. (See Above “Developments with Prado Field” & Note 7)

During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century’s 7.5 percent interest in the Company’s issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company’s stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company’s issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Above “Developments with Prado Field”, Notes 1, 7 &14)

Debt Settlement and Acquisition

Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, Gary Ackles (“Ackles”), the Company had, in the past, advanced $100,000 towards the purchase of an aquatic timber harvesting (ATH) machine that is now known and referred to as Tiger•Lynk™ AR-120. In June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp ("Legacy"), a company controlled by Ackles, to merge the public Company with Legacy and the Tiger•Lynk™ robotic technology. During July 2004, the Company revised this agreement to end the merger plan and return the remaining aquatic timber harvesting equipment so as to settle the amount due Ackles and Legacy as of May 31, 2004. Due to the delay in consummating that agreement the Company and Ackles began negotiating a new settlement agreement. As of November 30, 2005, the Company has paid Ackles and Legacy $84,970 while terms of the settlement were being finalized. As of February 28, 2006, the Company has paid Ackles and Legacy $146,970 while terms of the settlement were being finalized.

In October of 2006 the Company completed a final settlement agreement with Ackles. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the Tiger•Lynk™ patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept $25,000 payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The purchase of the Tiger•Lynk™ technology involve the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 Tiger•Lynk™ machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending shareholder approval of the increase in authorized shares, as incentive to completing the settlement agreement.

AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 (UNAUDITED)

As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $146,970 that was on deposit with him at February 28, 2006, as well as an additional payment of $90,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company’s notes payable with Ackles holding an option to convert this balance to the Company’s stock following the increase in authorized shares and pending shareholder approval of the Proxy (See Note 14).

Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, pending shareholder approval of the increase in authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan. Previous to this agreement the Company was operating under the expectation that the mechanical assembly and components of the Tiger•Lynk™ AR-120 machine, constructed and stored at a manufacturing facility in Kamloops, British Columbia Canada, would be exchanged for amounts owed Legacy, however this is no longer the case. The final settlement reached relinquishes Ackles and Legacy of any rights, title or interest in the equipment.

Upon the Company’s evaluation of the financial results of the settlement agreement with Ackles and Legacy the Company expects a modest gain from these transactions and therefore expects to report the financial results during the period for which the transaction occurred, that being the Company’s second fiscal quarter ending November 30, 2006. (See Notes 3, 10 &13)

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

PLAN OF OPERATIONS

Effective March 2004 the Company completed a reorganization of its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas. In March 2004, pursuant to an agreement with Century Resources Inc. (now New Century Energy Corp. herein referred to as “Century”), the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The agreement for the purchase of the Hamill lease also included an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement, under which in July 2004 the Company exercised its right for the acquisition of a 50 percent ownership position and a 45 percent net revenue interest in a 1,280-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The lease has 20 existing wells that were originally producing in the 1960’s, 4 of which are still producing.

Effective January 1, 2005, the exclusive, optional, “New Project and Exploration Drilling Participation’ agreement with Century was modified, wherein, both the Company’s three successive one year term options for participation on all Century deals and Century’s 15 percent ownership percentage were deleted from the agreement. These clauses were replaced by an agreement whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. Under the revised agreement the Company has an exclusive right, but not the obligation, to participate with Century, by acquiring (a) up to seventy-five percent (75%) working interest in up to  two (2) new drilling (exploration or development drilling) prospects in Wharton or Jackson Counties, Texas, developed by Century under the Viking International 3D Agreement and (b) up to fifty percent (50%) working interest to participate in the drilling of the initial test well on oil and gas leases comprising  the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area).

As of June 24, 2005 Aquatic elected to participate in the initial test well on the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area).

During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century’s 7.5 percent interest in the Company’s issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company’s stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company’s issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Note 7, 14 & 15 - Notes to Consolidated Financial Statements)

- HAMILL LEASE, MATAGORDA COUNTY, TEXAS

The Company acquired 20% of the working interest in the Sargent South Field from Century Resources Inc in March 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres.

DEVELOPMENTS ON HAMILL LEASE

At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Hamill #10 well, a shut-in well on the lease, was recompleted with established production in the 3,345 foot sand. One of the original producing wells at the time of acquisition, the Hamill #19, ceased flowing gas in May of 2004 after producing 615 MMCF of gas from the original completion at 3,917 foot. This Hamill #19 well was recompleted in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. A workover was attempted in 2006 on the Hamill #19 at the 6,700 sand level, however this sand proved to be non-productive. The well and seismic data is currently being evaluated and depending on results of this interpretation, there may be an attempt to possibly deepen this well outside of the casing in the future.

At present, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 1,100 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used in the development planning of the property and new drilling locations have already been identified for drilling in 2006 and 2007. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

We are participating in an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by a previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; and is currently producing gas at the rate of approximately 125 MCF per day on a 8/64 inch choke with a flowing tubing pressure of 500 psi. Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, when the current completion at 4,230 feet depletes.

During June 2005, work over operations commenced on the Hamill #14 well, which had also been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet, and tests were run in the well to evaluate potential productive sands in this well. In July 2005, the Hamill #14 was recompleted in a sand at 4,209 feet at the rate of 175 MCF of gas per day on a 8/64 inch chokes with flowing tubing pressure of 1,000 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, when the current completion at 4,209 feet depletes. This well is currently producing at the rate of 175 MCF per day on a 8/64 inch choke with a flowing tubing pressure of 500 psi.

During August 2006, a third workover operation commenced on the Hamill #10 well after the well ceased producing gas earlier in this month. Remedial operations commenced to clean out produced sand from the well bore and a sand control screen and gravel pack were installed in the well. Production was restored on September 5, 2006 to 3,270 feet. Additional probable and proven reserves behind pipe gas sands have been identified in the Hamill #10 well for future recompletion attempts, when the current completion at 3,270 feet depletes. This well is currently producing at the rate of approximately 425 MCF per day on a 9/64 inch choke with a flowing tubing pressure of 950 psi.

During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and a number of cast iron bridge plugs set inside the well casing by previous operators were removed. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. During the first quarter of 2006 the Hamill #2 well was shut in due to the formation sand entering the well bore. The well was cleaned out and gravel packed in March of 2006 and the well is currently producing at the rate of approximately 375 MCF per day on an 9/64 inch choke with a flowing tubing pressure of 900 psi.

During November of 2005, work over operations commenced on the Hamill #11 well. This well was a marginal producer and a number of cast iron bridge plugs set inside the well casing by previous operators were removed. The well was cleaned out to a depth of 6,000 feet. In February of 2006, the Hamill #11 was recompleted in the 2,760 foot sand at the rate of 275 MCF per day. The well is currently producing at the rate of 55 MCF per day on a 10/64 inch choke with a flowing tubing pressure of 250 psi.

During August of 2006 the Company elected to participate in the redevelopment of the Hamill #1-R well, that was originally drilled by Gulf Oil Corporation to a depth of 16,200' in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8" casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities.

Compression was installed in the Sargent Field during July of 2006. Presently three producing wells are on compression, wells number 11, 14 and 17.

On September 18, 2006 the Company paid to New Century its 20 percent pro-rata share, totaling $68,634.30 for 1,610 acres State of Texas oil and gas leases in the offshore area of Matagorda County, Texas. Four new leases totaling 1,610 acres have been acquired by the Company, and this acreage is contiguous with our onshore Sargent South Field acreage. The new leases are subject to our Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011.

- PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS

During July 2004, the Company, under the terms of the agreement with Century exercised its option to participate for a 50% working interest in the comprising of 1,280 acres in the Prado Field located in Jim Hogg County, Texas. As of June 30, 2006, there are four (4) active wells on this lease and twenty (20) inactive well bores.

Our 6.33 percent portion of the production from the Prado field currently covers the Company’s portion of the operating costs of the project.

DEVELOPMENTS IN THE PRADO FIELD

On April 26, 2005, the Company and Century entered into a Development Agreement relating to the Prado Field interests with Strong Petroleum Group, Inc. (a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests (the "Prado Assets" and the "Development Agreement"). The Development Agreement had an effective date of April 1, 2005. The Development Agreement called for Strong to invest at least $2.0 million in an initial work program in 2005 and to pay a signing bonus to the Company and Century. Additionally, Strong was to pay all of the initial work program expenditures while providing the Company and Century a 12.5% carried working interest. The scope of the "Work Program" was at a minimum to include the following activities: Strong was to conduct a comprehensive study in the Prado Field and perform workovers as needed or in lieu of working over wells, Strong had the option to substitute the drilling of new wells(s), or the workover of other wells in adjacent acreage later acquired from the Kenedy Memorial Foundation of Corpus Christi, Texas and/or re-enter wells that were shut-in or plugged and abandoned. These alternative operations were to be pursued as necessary in combination with other workovers until the Work Program required expenditure of $2,000,000 was met, and Strong was to drill, test and complete, if commercially viable, a minimum of two (2) new wells to a true vertical depth ("TVD") not to exceed 5,500 feet.

Under the original Development Agreement, Strong was entitled to receive a Partial Assignment of the interests we originally purchased from Century, if Strong completed the Work Program before December 31, 2005, expended no less than two million dollars ($2,000,000) in accordance with the terms of the Work Program, did not breach the Development Agreement, and had no outstanding debt which would or could support a lien on the Prado Field interests. However, none of the required tasks were completed in accordance with the original required schedule. While, we were not legally required to provide an additional extension to Strong, we did sign an extension in December 2005, which provided an extension for Strong to accomplish the required Work Program until March 31, 2006. On March 22, 2006 the Company sent notice to Strong that it was unwilling to provide any further unconditional extensions.

On April 6, 2006 a new Extension Agreement was executed between the Company, Centruy and Strong with an effective date of March 31, 2006, which extended the deadline for Strong's required accomplishment of all of Work Program which was revised by the Extension Agreement until 5:00 p.m. September 21, 2006 (the "Extended Deadline"). The "Revised Work Program" changed the original Work Program, to require Strong to drill, test and complete, if commercially viable, a minimum of two (2) new wells to a true vertical depth ("TVD") not to exceed 4,000 feet; to require Strong to perform casing integrity operations on certain wells described in the Development Agreement, and to plug and abandon wells that are not commercial to workover; and to require Strong to complete a minimum of five workovers on various wells described in the Development Agreement.

Strong acknowledged that its failure to perform each and every one of the tasks associated with the Revised Work Program on or before the Extended Deadline shall result in Strong not being able to earn any assignment in the Prado Assets and as such, Strong will be required to redeliver all of the property and documents associated with the Prado Assets in accordance with the original terms of the Development Agreement.

If Strong is not entitled to the assignment, Strong's rights will terminate with respect to any and all producing wells associated with the Prado Assets, effective September 21, 2006, and Strong shall execute a release of rights indicating that it does not own or claim any interest in the Prado Assets. Additionally, all right, title and interest in any and all equipment installed on the Prado Assets shall become our property and our partner Century's. Recent discussions with Strong indicate that they will not commence the required work program by September 21, 2006, and Strong acknowledges that they will not earn any rights to the property.

On September 21, 2006 the Company’s (together with New Century Energy Corp) agreement with Strong Petroleum Group ended. On September 28, 2006 a Memorandum Concerning the Termination of the Development Agreement with Strong was signed by the Company, New Century and Strong.

During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century’s 7.5 percent interest in the Company’s issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company’s stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company’s issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Note 1, 7, 14 & 15- Notes to Consolidated Financial Statements)

BROOKSHIRE DOME FIELD AREA

In June of 2005, the Company purchased a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. The Company commenced drilling activities on the first well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well.

OTHER DEVELOPMENTS

Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, Gary Ackles (“Ackles”), the Company had, in the past, advanced $100,000 towards the purchase of an aquatic timber harvesting (ATH) machine that is now known and referred to as Tiger•Lynk™ AR-120. In June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp ("Legacy"), a company controlled by Ackles, to merge the public Company with Legacy and the Tiger•Lynk™ robotic technology. During July 2004, the Company revised this agreement to end the merger plan and return the remaining aquatic timber harvesting equipment so as to settle the amount due Ackles and Legacy as of May 31, 2004. Due to the delay in consummating that agreement the Company and Ackles began negotiating a new settlement agreement. As of February 28, 2006, the Company has paid Ackles and Legacy $196,970 while terms of the settlement were being finalized.

In October of 2006 the Company completed a final settlement agreement with Ackles. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the Tiger•Lynk™ patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept $25,000 payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The purchase of the Tiger•Lynk™ technology involve the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 Tiger•Lynk™ machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending shareholder approval of the increase in authorized shares, as incentive to completing the settlement agreement.

As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was on deposit with him at February 28, 2006, as well as an additional payment of $40,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company’s notes payable with Ackles holding an option to convert this balance to the Company’s stock following the increase in authorized shares and pending shareholder approval of the Proxy (See Note 14 - Notes to Consolidated Financial Statements).

Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, pending shareholder approval of the increase in authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan. Previous to this agreement the Company was operating under the expectation that the mechanical assembly and components of the Tiger•Lynk™ AR-120 machine, constructed and stored at a manufacturing facility in Kamloops, British Columbia Canada, would be exchanged for amounts owed Legacy, however this is no longer the case. The final settlement reached relinquishes Ackles and Legacy of any rights, title or interest in the equipment.

Upon the Company’s evaluation of the financial results of the settlement agreement with Ackles and Legacy the Company expects a modest gain from these transactions and therefore expects to report the financial results during the period for which the transaction occurred, that being the Company’s second fiscal quarter ending November 30, 2006. (See Notes 3, 10 &13 - Notes to Consolidated Financial Statements)

SUMMARY OF OBJECTIVES

The short-term objectives of Aquatic are to achieve successful growth in the two focus areas of the Company’s business plan. They are as follows;

OIL AND NATURAL GAS RESERVES AND REVENUE:

1)	Development of its current working interest in the Hamill Lease in Matagorda County Texas. Re-assessment of its current working interest in the Brookshire Dome Area in Waller County Texas.

2)	Completing the acquisition and development of the Wharton and Jackson County prospect development opportunity, made known to the Company through its amended agreement with Century.

TIGER•LYNK™ LARGE SCALE UNDERWATER MANIPULATOR TECHNOLOGY:

1)	Finalize the completion of the commercial Tiger•Lynk™ AR-120 unit currently under construction in Kamloops, British Columbia, Canada.

2)	Developing the Company’s existing contacts with industry professionals that could result in the implementation of the first Tiger•Lynk™ system into commercial use.

Aquatic's long-term objectives are as follows:

1)
Develop a balanced investment portfolio of oil and natural gas producing properties and, eventually, exploration of undeveloped project with potential for high rate of return in production proceeds and reserves.

2)
Become the global supplier of Tiger•Lynk™ large scale underwater manipulator technology to multiple sectors of the fresh water and ocean based industries. To maintain the Tiger•Lynk™ marketing and sales focus on the commercial viability of the technology that maintains a high level of environmental stewardship.

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

During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company’s former CEO, which results in the Company owning a major component to the Tiger•Lynk™ AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment) (See Notes 3, 10, 13 & 15 - Notes to Consolidated Financial Statements)

As of November 30, 2005 and continuing thru February 28, 2006, the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there is one Consultant under contract and two Consultants operating on a month to month basis.

Results Of Operations

For the Three Months Ended November 30, 2005 Compared to November 30, 2004

The Company recognized its equity interest in Hamill and Prado leases in the amount of $134,746 for the three months ended November 30, 2005, compared with $29,484 for the three months ended November 30, 2004. The increase in equity interest is primarily due to increased production and the overall price increases in the oil and gas sector.

Operating expenses for the three months ended November 30, 2005 and 2004 were $470,791 and $401,500, respectively, for an increase of $69,291 or 17%. The increase is the result of $74,812 in depreciation and depletion due to increased oil and gas production. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the Tiger•Lynk™ AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 6, 7, 8 & 15 - Notes to Consolidated Financial Statements).

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

For the Six Months Ended November 30, 2005 Compared to November 30, 2004

The Company recognized its equity interest in Hamill and Prado leases in the amount of $158,864 for the six months ended November 30, 2005, compared with $87,852 for the six months ended November 30, 2004. The increase was attributable to increased production and overall oil and gas prices.

Operating expenses for the six months ended November 30, 2005 and 2004 were $883,378 and $793,802 respectively, for an increase of $89,576 or 11%. The increase is primarily the result of $91,483 in depreciation and depletion due to increased oil and gas production. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the Tiger•Lynk™ AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 6, 7, 8 & 15 - Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

Net cash used in operating activities for the six-month periods ended November 30, 2005 and November 30, 2004 was $157,244 and $104,267, respectively, for a increase in cash used for operating activities of $52,977. During the six- months ended November 30, 2005, the Company funded its operations by means of primarily revenues and proceeds from partial sale of interests in working interests of properties as compared to November 30, 2004, when operations were funded primarily by the issuance of convertible notes.

The Company used cash of $222,780 in investment activities during the six-months ended November 30, 2005 and $74,538 for the six-months ended November 30, 2004. The 2005 increase in cash used by investment activity was due primarily to the purchase and investment in Brookshire lease, as well as, additional investments in the Hamill lease.

Net cash provided by financing activities was $425,970 and $265,538 for the six-months ended November 30, 2005 and 2004, respectively. For the period ended November 30, 2005, the Company utilized a $200,000 working capital loan agreement with United Business Associates (“UBA”), a company partly owned by the Company’s current CEO and Mr. Lonnie Hayward, a consultant to the Company. Originally the agreement was to have the loan secured as a convertible note, convertible to the Company’s common stock with a 5 percent non-cost bearing over-ride on revenues generated by certain new project developments of the Company. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. (See Notes 6 & 8 - Notes to Consolidated Financial Statements)

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company’s Prado field interest. During the three-month period ended November 2005, the Company sold Titan shares to third parties for $286,715 in cash and exchanged $37,500 in Company debt for approximately 2,500,000 shares of Titan common stock. During the three month period ended February 28, 2006, the Company exchanged 7.3 million Titan shares with Gary Ackles, the Company’s former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Prado lease, or other existing properties, and decided to terminate there agreement with the Company. While negotiating the final settlement, the Company paid Titan $80,000. On December 1, 2005, Titan signed an agreement to except $100,000 in cash as full renumertion of there initial investment in Prado. As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company’s Prado field interest. (See Note 7, 10,13 & 15 - Notes to Consolidated Financial Statements)

During November 2005, the Company received a short term loan from a Company owned by a consultant to the Company for a total of $50,000, which was used, along with Company’s available cash, to fund the settlement payments to Ackles and a related party. As of November 30, 2005, the Company owed a Company owned by a related party $50,000 which is included in Notes Payable in the consolidated balance sheet. As of February 28, 2006, this loan was repaid in full.

During February 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest.

During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000.

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company’s behalf representing the first month payment on the Company’s contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company’s authorized shares and change the Company name (See Note 14 - Notes to Consolidated Financial Statements).

For the period ended November 30, 2005, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the issuance of debt.

At November 30, 2005 the Company had cash of $131,313 and total current assets of $197,956.

As of November 30, 2005, the Company had a working capital deficiency of $3,593,030 and an accumulated deficit of $9,830,817. Over the next twelve months, sufficient working capital was obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they became payable . The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 14 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

Mr. Westgarde became aware of potential problems in our disclosure controls and procedures in connection with the filing of a Proxy statement on Schedule 14/A (“Schedule 14/A”) on November 8, 2005, and in the customary course of the Commission’s review of the Schedule 14/A and other Company filings, during which time the Commission issued a comment letter (the “Comment Letter”) to the Company dated December 8, 2005. The Comment Letter included comments indicating a number of deficiencies in the Company’s filings. These deficiencies included such items as the omission of certain agreements that the Company has entered into as exhibits to the Company’s quarterly and annual reports, filed with the commission, and as required by Item 601 of Regulation S-B. Additionally, the Comment Letter indicated that certain Company quarterly and annual reports filed with the commission contained certifications that did not conform to the format provided in Item 601 (b)(31) of Regulation S-B. As a result of the deficiencies in the Company certain quarterly and annual reports the Company has not filed its subsequent quarterly and annual reports in a timely fashion.

As a result of Mr. Westgarde’s review of our disclosure controls and procedures, it was determined that during the preparation certain quarterly and annual reports of the Company’s, the Company lacked the proper communication and input from its SEC Attorney to correctly address deficiencies.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the seller has formally canceled the agreement. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 “Recognition and Measurement in Financial Statements of Business Enterprises”. The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre’s estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company’s transfer agent to cancel the certificates. The Company is moving ahead with the cancellation of the original stock certificates with the transfer agent. During July 2006, the company finalized the cancellation of the 4 certificates aggregating 2,500,000 shares of restricted stock. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company’s CEO. At the time of issuance the stock was valued at $3,750. (See Notes 12, 13 & 15 - Notes to Consolidated Financial Statements)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

The Company has in the past filed a preliminary 14A Proxy with the Securities and Exchange Commission to have shareholders vote on three proposals. The Company has committed to remove from future amendments to this proxy one of those proposals, namely; to perform a reverse split of the Company’s issued and outstanding shares.

The Company is currently in process to seek approval from shareholders to amend our certificate of incorporation to increase the number of authorized Common Stock from 100,000,000 to 3,000,000,000 shares, to amend our certificate of incorporation to change the Company name to Valor Energy Corporation.

The increase in authorized shares will allow the Company to facilitate the conversion to equity of existing convertible debt, amounts due to related parties and issue stock commitments to professionals. The change of our Company name will better identify the Company in the new business. (See Note 14 - Notes to Consolidated Financial Statements)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a)    Exhibits

10.1	UBA Loan Agreement (November 2005)

31.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

Dated: February 2, 2007	By: /s/ Sheridan B. Westgarde
Chief Executive Officer