Form 10KSB/A
period 2004-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-02-16
CIK 1081242

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB/A

(Mark One)
☒	ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

Commission file number 0-27063

AQUATIC CELLULOSE INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	82-0381904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2504 - 43rd Street, Suite 5, Vernon, British Columbia, Canada	VIT 6L1
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (250) 558-4216

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A has been refiled in its entirety for the purpose of including certain additional explanations of financial disclosures, as well as to include certain agreements as exhibits that occurred during the period of this report and are herein referred to.

Changes made to this document are as follows;

•	Table of Contractual Obligations, Commitments and Off balance Sheet Arrangements	- page 11
•	Item 8A Controls and Procedures	- page 17
•	Item 13 Exhibits, Lists and Reports in Form 8-K	- page 22
•	Signatures	- page 25
•	Notes to Consolidated Financial Statements - Reclassifications	- page F-10
•	Consent of WJ&A LLLP (Consent to refile document)	(Exhibit 23.1)
•	Certifications of Chief Executive Officer and Chief Financial Officer	(Exhibit 31.1 & 32.1)
•	$900,000 Convertible Debenture Agreements	(Exhibit 10.5 - 10.19)
•	Purchase and Sale and Operating Agreement-	(Exhibit 10.20 & 10.21)

PART I

ITEM 1. DESCRIPTION OF BUSINESS

AQUATIC CELLULOSE INTERNATIONAL CORP. (“Aquatic”) is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. (“ACL”) and was incorporated in March of 1996. Aquatic is an independent oil and gas investment, development and production company, engaged in the acquisition and development of crude oil and natural gas reserves and production principally in the state of Texas of the United States.

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

Risk Factors of the Oil and Gas Industry

Volatile Oil and Gas Prices Can Materially Affect The Company.

The Company’s future financial condition and results of operations will depend upon the prices received for the Company’s oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. Prices for oil and natural gas are subject to fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include worldwide political instability (especially in the Middle East and other oil-producing regions), the foreign supply of oil and gas, the price of foreign imports, the level of drilling activity, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. A substantial or extended decline in oil and gas prices would have a material adverse effect on the Company’s financial position, results of operations, quantities of oil and gas that may be economically produced, and access to capital. Oil and natural gas prices have historically been and are likely to continue to be volatile. This volatility makes it difficult to estimate with precision the value of producing properties in acquisitions and to budget and project the return on development projects involving the Company’s oil and gas properties. In addition, unusually volatile prices often disrupt the market for oil and gas properties, as buyers and sellers have more difficulty agreeing on the purchase price of properties.

Uncertainty in Calculating Reserves; Rates of Production; Development Expenditures; Cash Flows:

There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie the reserve estimates, including many factors beyond the Company’s control. Reserve data represent only estimates. In addition, the estimates of future net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in the actual quantity of the Company’s reserves and future net cash flows from them being materially different from the estimates. In addition, the Company’s estimated reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil and gas prices, operating and development costs and other factors.

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

Significant Capital Requirements:

The Company must make a substantial amount of capital expenditures for the acquisition, and development of oil and gas reserves. To date, the Company has paid for acquisitions and expenditures with cash from the issuance of debt, convertible notes and operating activities. The Company’s revenues or cash flows could be reduced because of lower oil and gas prices or for some other reason. If the Company’s revenues or cash flows decrease, it may not have the funds available to replace its reserves or to maintain production at current levels. If this occurs, it would reduce production over time. Other sources of financing may not be available if the Company’s cash flows from operations are not sufficient to fund its capital expenditure requirements. Where the Company is not the majority owner or operator of an oil and gas project, it may have no control over the timing or amount of capital expenditures associated with the particular project. If the Company cannot fund its capital expenditures, its interests in some projects may be reduced or forfeited.

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

The Company is not aware of any environmental claims existing as of September 29, 2004, which would have a material impact upon the Company’s financial position or results of operations.

Development hazards:

Production development of oil and natural gas can be hazardous, involving unforeseen occurrences such as blowouts, cratering, fires and loss of well control, which can result in damage to or destruction of wells or equipment, injury to persons, loss of life, or damage to property or the environment.

General Economic Conditions:

Virtually all of the Company’s operations are subject to the risks and uncertainties of adverse changes in general economic conditions, the outcome of pending and/or potential legal or regulatory proceedings, changes in environmental, tax, labor and other laws and regulations to which the Company is subject, and the condition of the capital markets utilized by the Company to finance its operations.

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

As of May 31st, 2004, there were approximately 361shareholders of record (that are not in street name) of AQCI’s Common Stock.

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

Transfer Agent and Registrar

The Company’s transfer agent is Oxford Transfer & Registrar located at 317 Southwest Alder, Suite 1120, Portland, Oregon, 92704.

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

As previously reported, the Company has in the past been seeking to acquire the Tiger•Lynk™ large scale manipulator technology, formerly known as the ATH technology, as a wholly owned subsidiary. To this effect, in June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp. (“Legacy”) to merge the public Company with the Tiger•Lynk™ robotic technology patented and owned by Gary Ackles, former CEO of the Company. During July 2004, the Company entered into a agreement with Gary Ackles, former Company CEO, to cancel all plans to merge. The agreement to part ways involves the note the Company currently has with Legacy Systems, the ATH-120 manipulator arm components currently stored at a manufacturing facility in Kamloops, British Columbia as well as settlement of amounts currently owed to Legacy Systems and Mr. Ackles (see Note 5, 9 & 20 - Notes to Consolidated Financial Statements)

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

Aquatic’s long-term objectives are as follows:

Invest in new oil and gas properties, combined with balanced development of drilling and exploitation of current reserves. The company has several exclusive opportunities, available to it through its “New Project and Exploration Drilling Participation” agreement with Century, to acquire both oil and gas property interests and development drilling interests.

Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable (See Notes 2 & 11 - Notes to Consolidated Financial Statements). The Company has in the past successfully relied on private placements of common stock, bank financing, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Other items, such as certain lease agreements and executive contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, the Company is contractually committed to make certain minimum lease payments to New Century Resources, Inc. under lease operating expense agreements.

The following table summarizes our significant contractual obligations on an undiscounted basis as of May 31, 2004 and the future periods in which such obligations are expected to be settled in cash or converted into the Company’s common stock. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes to the consolidated financial statements, as referenced in the table:

		Payments Due by Period

						Convertible
		Less than			More than	to common
	Total	1 year	2 years	3 years	3 years	stock

Accrued liabilities (Notes 8 & 21)	$500,759	$95,946				$404,813
Amounts due related parties (Notes 9 & 21)	741,174					741,174
Convertible debentures (1) (Notes 10 & 21)	2,586,800					2,586,800
Notes payable (Notes 11 & 21)	53,000	8,300	8,300	8,400		28,000

	3,881,733	104,246	8,300	8,400	-	3,760,787

Other (2)	326,476	137,576	64,580	14,580	43,740	66,000

Total contractual obligations (3)	$4,208,209	$241,822	$72,880	$22,980	$43,740	$3,826,787

(1) Amounts include interest expense based upon contractual terms through May 2006.

(2) Other commitments primarily comprise employment agreements with officers and operating lease agreeement with New Century Resources (through May 2010)

(3) Comprised of the following:

Liabilities recorded on the balance sheet	$2,975,733
Commitments not recorded on the balance sheet	1,232,476

$4,208,209

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

Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company’s liabilities and commitments as they become payable (See Notes 2 & 11 - Notes to Consolidated Financial Statements). The Company has in the past successfully relied on private placements of common stock, bank financing, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions.

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

There are numerous uncertainties inherent in estimating quantities of oil and natural gas reserves of any category and in projecting future rates of production and timing of development expenditures, which underlie the reserve estimates, including many factors beyond the Company’s control. Reserve data represent only estimates. In addition, the estimates of future net cash flows from the Company’s proved reserves and their present value are based upon various assumptions about future production levels, prices and costs that may prove to be incorrect over time. Any significant variance from the assumptions could result in the actual quantity of the Company’s reserves and future net cash flows from them being materially different from the estimates. In addition, the Company’s estimated reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil and gas prices, operating and development costs and other factors.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS No. 142, it also requires that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Adoption of this statement is not expected to be material.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Company management has determined that implementation of SFAS No. 144 will not have a material effect on the Company’s results of operations or financial position.

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of SFAS No. 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 is issued. Company management has determined that implementation of SFAS No. 145 will not have a material effect on the Company’s results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Company management has determined that implementation of SFAS No. 146 will not have a material effect on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. As we have no such instruments, the adoption of this issue did not have an impact on our statement of financial position or results of operations.

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

KPMG LLP’s report on the consolidated financial statements of Aquatic Cellulose International Corporation for the years ended May 31st, 2001 and 2000, contained a separate paragraph stating “As discussed in note 1(a) to the consolidated financial statements, the Company has a working capital deficiency of $467,287 as at May 31, 2001 and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

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

AQCI’s Board of Directors has approved the change in Certifying Accountants from the Former Accountants to Wong Johnson & Associates.

The Former Accountants’ performed interim reviews of the Form 10QSB’s and did not participate in auditing AQCI’s financial statements for any fiscal year and therefore could not extend an opinion of any nature on AQCI. During the most recent two years ended May 31st, 2003 and 2002 and until the engagement of Wong Johnson & Associates, the Registrant has not consulted with Wong Johnson & Associates regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that Wong Johnson & Associates concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as the term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

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

Stonefield Josephson, Inc. (the “Former Accountants”) was previously the independent auditors for Aquatic Cellulose International Corporation (“AQCI”). On or about July 3, 2003, Aquatic Cellulose International Corporation dismissed Stonefield Josephson, Inc., however they were not informed of such until management engaged the new accountants. AQCI officially engaged Wong Johnson & Associates on February 16, 2004, to serve as the Company’s independent public accountants and to be the principal accountants to conduct the audit of the Company’s financial statements for the fiscal year ending May 31, 2002 and May 31, 2003. All filing stopped until Wong Johnson and Associated were retained. At that time all 10KSB’ and 10QSB’s were brought current with Wong Johnson during the audits and reviews. The decision to change was based on financial considerations and was approved by the audit committee. There were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused it to make reference to the subject matter of the disagreements in connection with the AQCI’s reports.

AQCI’s Board of Directors has approved the change in Certifying Accountants from the Former Accountants to Wong Johnson & Associates.

The former accounts performed interim reviews for the November 2002 and February 2003 10QSB’s and did not participate in auditing AQCI’s financial statements for any fiscal year and therefore could not extend an opinion of any nature on AQCI. During the most recent two years ended May 31, 2003 and 2002 and until the engagement of Wong Johnson & Associates, the Registrant has not consulted with Wong Johnson & Associates regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant’s financial statements, and neither a written report was provided to the Registrant nor oral advice was provided that Wong Johnson & Associates concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as the term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

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

ITEM 8A.     CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

Mr. Sheridan B. Westgarde, our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, Mr. Westgarde concluded that during the period covered by this annual report our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended May 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Claus Wagner-Bartak--Dr. Claus Wagner-Bartak was appointed to the Board of Directors in July, 1997, to fill a vacancy. Dr. Wagner-Bartak was the founder of Spar-Aerospace, the corporation contracted to develop and build the robotic arm that is presently used on the NASA Space Shuttle, that arm being named the “Canada-arm”. Mr. Bartak resigned as the Director on February 24th, 2004.

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

CHART - EXECUTIVE COMPENSATION

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation($)
Sheridan B. Westgarde	2004	82.5K				0
President/CEO	2003	15K				0
	2002	N/A

Gary Ackles President/CEO	2004	49.5K				0
*1	2003	100K				0
	2002	107K				1,202,500

Shane Kerpan	2004	0				0
Secretary *1	2003	0				0
	2002	0				117,500

Claus Wagner-Bartak	2004	0				0
Director *2	2003	0				0
	2002	0				105,250

*1	Resigned in 2003

*2	Resigned in 2004

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date of this Registration Statement regarding certain Ownership of our Company’s outstanding Common Stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners of more than five percent of the common stock.

Name and Address	Shares Owned Beneficially(1)	Percent of Class

Sheridan B. Westgarde	2,500,000	2.5%
2504 27th Ave.
Vernon, BC. V1T 1T1

Gary J. Ackles
3498 Salmon River Bench Rd	0	0%
Vernon, B.C. V1T 8Z7

Claus Wagner-Bartak	0	0%
4092 Lee Highway
Arlington, VA 22207

Shane Kerpan	0	0%
816 George Ann Street
Kamloops, B.C. V2C 1L5

Officer/Director as a Group	2,500,000	2.5%

(1)
A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

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

In January 2002, Aquatic issued 7,245,000 shares of restricted stock at $.014 per share to Gary Ackles as per his employment agreement, pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933 as amended, as a “transaction not involving a public offering.”

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

The Company had a license agreement with the Company’s former President for the use of his Patented Robotic Technology. On May 31st 2003 all manufacturing and licensing agreements with Gary J. Ackles, owner of the ATH robotic technology were cancelled.

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

ITEM 13.      EXHIBITS, LIST AND REPORTS IN FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed February 28th, 1997. (1)
3.2	Certificate Amending Articles of Incorporation filed November 19th, 1997. (1)
3.3	Bylaws of the Company. (1)
4.1	Form of Common Stock Certificate. (2)
4.2	Form of Warrant Agreement with Form of Warrant Election to Purchase. (2)
6.1	Lease for the Premises dated November 1st, 1996. (1)
10.1	Form of Secured Convertible Debenture Purchase Agreement. (2)
10.2	Form of Registration Rights Agreement. (2)
10.3	Form of 12% Convertible Debenture. (2)
10.4	Form of Security Agreement. (2)

10.5	Cross-Receipt
10.6	Secretary and Officers Certificates
10.7	Amendment Agreement
10.8	Escrow Agreement
10.9	Guaranty and Pledge Agreement
10.10	Intellectual Property Security Agreement
10.11	Security Agreement
10.12	Registration Rights Agreement
10.13	Stock Purchase Warrant
10.14	Stock Purchase Warrant
10.15	Stock Purchase Warrant
10.16	Secured Convertible Debenture
10.17	Secured Convertible Debenture
10.18	Secured Convertible Debenture
10.19	Securities Purchase Agreement
10.20	New Purchase & Sale and Exploration Agreement
10.21	Operating Agreement
14	Code of Ethics for Chief Executive Officer and Senior Financial Officers
23.1	Consent of Wong Johnson & Associates A Professional Corporation
31.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

4. Form 8-K/A dated April 1st, 2004 was a correction of the previously filed Form 8-K and reported that on or about July 3, 2003, Aquatic Cellulose International Corporation dismissed Stonefield Josephson, Inc., however they were not informed of such until management engaged the new accountants. AQCI officially engaged Wong Johnson & Associates on February 16, 2004, to serve as the Company’s independent public accountants and to be the principal accountants to conduct the audit of the Company’s financial statements for the fiscal year ending May 31, 2002 and May 31, 2003. All filing stopped until Wong Johnson and Associated were retained. At that time all 10KSB’ and 10QSB’s were brought current with Wong Johnson during the audits and reviews. The decision to change was based on financial considerations and was approved by the Board of Directors.

5. Form 8-K dated April 13th, 2004 reported that on March 22, 2004 Aquatic Cellulose International Corporation (“AQCI”) completed a $900,000 financing with a New York based investor group. The financing has been structured as a convertible debenture. On March 22, 2004 Aquatic Cellulose International Corporation (“AQCI”) completed a purchase and sale agreement with Century Resource Inc. of Houston Texas, for the acquisition of a 20% working interest and 16% net revenue interest in the 3,645 acre Hamill Lease natural gas property in Matagorda County, Texas. This agreement, with three successive one year terms and an exclusive renewal option on each year, provides Aquatic the exclusive option to participate in purchase or exploration of any and all future projects by Century. The cost of this acquisition and exclusive optional participation agreement was $580,000 dollars and a 15% ownership stake in the company. The decision to approve the terms of the financing and subsequent working interest acquisition was approved by the Board of Directors.

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

Dated: February 15, 2007	By:	/s/ Sheridan B. Westgarde

Cheif Executive Officer

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

WONG JOHNSON & ASSOCIATES
A Professional Corporation
Temecula, California
March 11, 2005

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Balance Sheet

May 31,	2004	2003

Assets

Current Assets
Cash	$58,252	$13,204
Prepaid expenses and other current assets	450	290
Deferred financing costs, net of accumulated
amortization of $10,102	97,631	—
Total current assets	156,333	13,494

Property and equipment, less accumulated
depreciation of $11,404 and $10,787	2,638	2,566
Investment in Hamill lease	591,930	—
Advance on equipment purchase	100,000	100,000
Total Assets	$850,901	$116,060

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$87,348	$150,290
Accrued liabilities	500,759	242,654
Amounts due to related parties	741,174	639,397
Convertible debentures	300,241	763,507
Notes payable	53,000	—
Total current liabilities	1,682,522	1,795,848
Long Term Liabilities

Total Liabilities	1,682,522	1,795,848

Stockholders’ Deficit
Preferred stock,$0.001 par value per share
10,000,000 shares authorized. No shares
issued and outstanding at May 31, 2004 and 2003, respectively	—	—
Common stock, $0.001 par value, 100,000,000
shares authorized, 100,000,000 shares issued and
outstanding at May 31, 2004 and 2003, respectively	100,000	100,000
Advance on deposit of equipment	(125,000)	(125,000)
Additional paid in capital	7,139,493	5,484,691
Accumulated deficit	(7,905,082)	(7,155,171)
Foreign currency translation adjustment	(41,032)	15,692
Total stockholders’ deficit	(831,621)	(1,679,788)

Total Liabilities and Stockholders’ Deficit	$850,901	$116,060

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Operations

	Period from
	June 1, 2003	June 1, 2002
	To	To
	May 31, 2004	May 31, 2003

Equity in earnings of Hamill lease	$33,053

Operating expenses
Selling, general and administrative	301,930	1,184,582
Financing fees	473,676	147,569
Depreciation and depletion	7,358	1,163
Total operating expenses	782,964	1,333,314

Loss from operations	(749,911)	(1,333,314)

Other income (expense)
Gain on disposal of equipment		65,725
Foreign currency translation		19,739
Total other income (expense)	—	85,464

Net loss	$(749,911)	$(1,247,850)

Weighted Average Shares	100,000,000	95,758,155

Loss Per Common Share	$(0.01)	$(0.01)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Comprehensive Loss

Period from
June 1, 2003	June 1, 2002
To	To
May 31, 2004	May 31, 2003

Net loss	$(749,911)	$(1,247,850)

Foreign exchange translation adjustment	(56,724)	(61,097)

Comprehensive loss	$(806,635)	$(1,308,947)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

 Consolidated Statement of Stockholders’ Deficit

	Common Shares	Common Stock	Paid In Capital	Advance on Deposit	Foreign Currency Translation	Accumulated Deficit	Total Stockholders’ Deficit

Balance at May 31,
2002	78,442,715	$78,442	$4,942,332		$76,789	$(5,907,321)	$(809,758)

Issued upon conversion
of debentures	4,189,412	4,190	35,810				40,000
Issued for cash	3,868,880	3,869	38,631				42,500
Issued for services	16,010,100	16,010	466,669				482,679
Issued for repayment of
loan	2,000,000	2,000	88,000				90,000
Issues to board
members for service	900,000	900	25,200				26,100
Notes receivable			105,450				105,450
Shares cancelled	(5,411,107)	(5,411)	(217,401)				(222,812)
Issued as deposit on
equipment				$(125,000)			(125,000)
Foreign currency
translation
adjustment					(61,097)		(61,097)
Net loss						(1,247,850)	(1,247,850)

Balance at May 31,
2003	100,000,000	100,000	5,484,691	(125,000)	15,692	(7,155,171)	(1,679,788)

Foreign currency
translation
adjustment					(56,724)		(56,724)
Beneficial conversion
features			1,654,802				1,654,802
Net loss						(749,911)	(749,911)

Balance at May 31,
2004	100,000,000	$100,000	$7,139,493	$(125,000)	$(41,032)	$(7,905,082)	$(831,621)

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

Consolidated Statement of Cash Flows

	Period from
	June 1, 2003 To May 31, 2004	June 1, 2002 To May 31, 2003
Cash flows from operating activities:
Net loss	$(749,911)	$(1,247,850)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and depletion	7,358	1,163
Amortization of deferred financing costs	27,395	19,189
Amortization of beneficial conversion feature	274,243	58,325
Unpaid equity in earnings of Hamill lease	(18,671)
Value of shares cancelled		(222,812)
Gain on sale of equipment		(65,725)
Write off loan from directors		5,450
Services paid by issuance of common stock		482,679
Increase (decrease) in liabilities
Prepaid expenses and other current assets	(160)	16,484
Accounts payable and accrued liabilities	195,163	187,946
Net cash used by operating activities	(264,583)	(765,151)

Cash flows from investing activities:
Purchase of working interest in Hamill lease	(580,000)
Acquisition of equipment	(689)
Net cash used by investing activities	(580,689)	—

Cash flows from financing activities:
Proceeds from the issuance of notes payable	53,000
Issuance of convertible debenture payable	900,000
Unpaid fees and expenses due to stockholders	101,777	742,114
Sale of common stock		42,500
Proceeds from loan from affiliated entity		44,000
Deferred financing costs	(107,733)
Net cash provided by financing activities	947,044	828,614

Effect of exchange rate on cash balance	(56,724)	(61,097)

Net increase in cash	45,048	2,366

Cash at beginning of period	13,204	10,838
Cash at end of period	$58,252	$13,204

SUPPLEMENTAL INFORMATION:

Interest paid	$—	$—
Taxes paid	$—	$—

See accompanying notes

SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITIES:
During the year ended May 31, 2003, the Company issued common stock:
16,010,100 shares, valued at $482,679, for services
900,000 shares, valued at $26,100, for directors fees
4,189,412 shares, valued at $ 40,000, for conversion of convertible debentures
2,000,000 shares, valued at $ 90,000, for repayment of loan
$70,000 gain on sale of equipment applied against unpaid license fees

During the fiscal year ended May 31, 2004, the Company recorded beneficial conversion options of $1,654,802

See accompanying notes.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

Aquatic Cellulose International Corp. (the “Company” or “ACIC”) was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater operations and decided to focus on a new business direction in the oil and gas industry.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. (“ACL”). All significant intercompany balances and transactions have been eliminated.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

The May 31, 2004 and 2003 statement of cash flows contains a reclassification of unpaid fees and expenses due to stockholders that was originally classed as a non-cash operating adjustment in the May 31, 2004 Form 10-KSB filed on September 30, 2004. Management has re-filed these financial statements to include this explanatory note regarding the reclassification. This reclassification has not affected overall cash, net income or stockholders deficit.

	Amount Previously Reported	Reclassification	Amount Reported

As of May 31, 2004

Net cash used by operating activity	$(162,806)	$(101,777)	$(264,583)
Net cash provided by financing activity	$845,267	$101,777	$947,044

As of May 31, 2003

Net cash used by operating activity	$(23,037)	$(742,114)	$(765,151)
Net cash provided by financing activity	$86,500	$742,114	$828,614

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

MAY 31, 2004

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for employee stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123; accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

Earnings Per Share

SFAS No. 128, “Earnings Per Share,” requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”).

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

MAY 31, 2004

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

Fair Value of Financial Instruments

The fair values of the Company’s cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the convertible debentures payable approximates their carrying amount due to the fixed interest rate of the debentures closely approximating floating rates at the financial statement date.

Translation of Foreign Currency

The Company’s functional currency is the United States dollar. The Company’s subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency. However, its functional currency has been determined to be the United States dollar. The method of translation applied is as follows: i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date. ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transactions occurred. iii) Revenues and expenses are translated at the rate of exchange in effect at the transaction date. iv) The net adjustment arising from the translation is included in the consolidated statement of operations. Effective June 1, 2003, the Company no longer has revenue or expenses paid in Canadian dollars, thus during the fiscal year ended May 31, 2004 the Company reflected no foreign currency translation on the Consolidated Statement of Operations.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS No. 142, it also requires that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. Adoption of this statement is not expected to be material.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Company management has determined that implementation of SFAS No. 144 will not have a material effect on the Company’s results of operations or financial position.

On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of SFAS No. 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 is issued. Company management has determined that implementation of SFAS No. 145 will not have a material effect on the Company’s results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Company management has determined that implementation of SFAS No. 146 will not have a material effect on the Company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS No. 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively. As we have no such instruments, the adoption of this issue did not have an impact on our statement of financial position or results of operations.

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

NOTE 5 - ADVANCE ON EQUIPMENT PURCHASES

Pursuant to a manufacturing agreement with a company that is controlled by the Company’s former CEO and largest shareholder, the Company is committed to providing the financing for the construction and acquisition of an Aquatic Timber Harvesting Machine at a cost of $750,000. During the fiscal year ended May 31, 2001, the Company had advanced $100,000 towards the purchase of the machine and was exploring outside financing opportunities to finance the remaining commitment (Notes 14 and 17). As of May 2003, the manufacturing and license agreements were cancelled.

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at May 31:

	2004	2003

Accrued interest	$323,165	$158,151

Amount due to consultant for common

stock returned to Treasury	31,648	31,648

Accrued accounting and legal fees	138,635	40,200

Other accruals	7,311	12,655

	$500,759	$242,654

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

NOTE 10 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures payable bear interest at 12 percent, due on a quarterly basis, and are secured by a first priority interest in the Company’s accounts receivable, inventory, fixed assets and general intangibles. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. Debentures aggregating $480,800 at May 31, 2003, are convertible into the Company’s common shares at the lesser of $0.60 per share or 70 percent of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date. The remaining $300,000 of the debentures at May 31, 2003 is convertible into common shares at the lesser of $0.083 per share or 67.67 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If unpaid when due, $480,800 of the debentures can automatically convert to common shares if certain conditions are met. The remaining $300,000 of the debentures do not automatically convert to common shares on their due dates. $780,800 of the total debentures was in default at May 31, 2003.

During December 2003, the Company entered into an amendment to the debentures outstanding as of May 31, 2003 to extend maturity until March 2006 and to change the conversion price into the Company’s common shares to 40 percent of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date.

During March 2004, the Company issued an additional $900,000 of convertible notes and warrants. Convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company’s accounts receivable, inventory, fixed assets and general intangibles. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. The debentures are convertible, at the investors’ sole option, into common shares at the lesser of $0.004 per share (fixed conversion price) or 40 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. If, at any time, the Company issues or sells any shares of common stock for no or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price will be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9 percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

The debentures are due as follows:

Due Date	May 31, 2003	Issued	Converted		May 31, 2004

September 29, 2001	$480,800	$—		$—	$480,800

March 14, 2002	100,000	—		—	100,000

December 4, 2002	200,000	—		—	200,000

March 22, 2006	—	900,000		—	900,000

	$780,800	$—	$		$1,680,800

Unamortized discount related
to warrants granted in conjunction
with the issuance of the
convertible debentures payable	(17,293)

Unamortized discount related to
beneficial conversion options on the
convertible debentures payable	—				(1,380,559)

	$763,507				$300,241

In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

	Exercise	Outstanding
	Price per	May 31,			Outstanding
Expiration Date	Share	2003	Issued	Expired	May 31, 2004

September 29, 2003	0.69	250,000	—	250,000	—

March 14, 2004	0.35	100,000	—	100,000	—

March 22, 2009	0.004	—	900,000	—	900,000

		350,000	900,000	350,000	900,000

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

NOTE 13 - INCOME TAXES

The components of the provision for taxes based on income for the fiscal years ended May 31 are as follows:

	2004	2003

Current

Federal	$—	$—

State	—	—

Total Current	—	—

Deferred

Federal	—	—

State	—	—

Total Deferred	—	—

Total Tax Provision	$—	$—

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the fiscal years ended May 31:

	2004	2003

Federal Income Tax Rate	(34.0)%	(34.0)%

Effect of Valuation Allowance	34.0%	34.0%

Effective Income Tax Rate	0.0%	0.0%

At May 31, 2004, the Company had net carry-forward losses of approximately $3,500,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company’s ability to generate taxable income during the carry-forward period.

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred Tax Assets

Loss Carry-forwards	$1,408,758

Less: Valuation Allowance	(1,408,758)

Net Deferred Tax Asset	$—

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

Service and Consulting Agreements

The Company has entered into various service and consulting agreements as follows:

- A five-year consulting agreement for investor relations commencing January 1, 2001, providing for annual fees of $36,400, plus 100,000 shares of the Company’s common stock, and 2.5% commission on sales of the Company’s common stock. The agreement was terminated during February 2003.

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

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

On September 28, 2001, the Company signed an exclusive license agreement with the Company’s President for the use of his Patented Robotic Technology. The technology will remain exclusive to the Company as long as the Company purchases one robotic system per year. If such purchase does not occur, an exclusivity fee of 10% of the market value of one ATH 120 will be paid to the President. During the fiscal year ended May 31, 2003, the Company recorded an exclusivity fee liability of $150,000 as no purchase had been made.

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

The Company had a license agreement with the Company’s former President for the use of his Patented Robotic Technology. The technology will remain exclusive to the Company as long as the Company purchases one robotic system per year (Notes 9 & 14). The manufacturing and license agreements were cancelled as of May 2003.

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

Net earnings from external sources at May 31,:

	2004	2003

United States	$33,053	$—

Canada	—	—

	$33,053	$—

Segment assets:

	2004	2003

United States	$744,031	$—
Canada	106,870	116,060

	$850,901	$116,060

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

Amounts Due Westgarde

Description	Original Agreement	New Agreement (Pending shareholder approval) (See Note 21)
Un-paid Consulting Fees (Note 9)	$ 81,675	$ 0
Shares Returned to Treasury (Note 9)	$ 46,360	$ 0
Agreement for Common Stock (Note 14 & 21)	150 Million	6.75 Million
(Based on an increase in the authorized
shares to 3,000,000,000)

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

Amounts Due Ackles

Description	Original Agreement	New Agreement (Pending shareholder approval) (See Note 21)
Unpaid license agreement between Legacy	$ 124,000	40 Million common shares
Systems and Company (Notes 4, 14 & 17) and funds borrowed from Legacy Systems. (Notes5 & 17)	($80,000 + $ 44,000)	and
Aquatic Timber Harvesting Equipment (Note 5)
Un-paid Consulting Fees (Note 9) and Shares	$ 475,879	$417,000 or 3.25 Million Shares
Returned to Treasury		(See Note 21)

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

During July 2004, the Company received short term loans from Sheridan Westgarde, the Company’s CEO, Lonnie Hayward, consultant, and Robert March and in an amount aggregating $42,000 which was used, along with Company’s available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, Mr. Westgarde and Mr. Hayward were repaid their principal amounts plus 10 percent, while Mr. March and declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months.

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

Unaudited net quantities of proved developed reserves of natural gas for the Hamill lease, all of which are located on the 3,645 property located in Matagorda County, Texas, are summarized below:

Billion Cubic Feet (BCF)

Changes in proved reserves:

Estimated quantity, March 1, 2004	4.990

Production	.058

Acquisitions	—

Discoveries	—

Estimated quantity, May 31, 2004	4.932

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004

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