Form 10QSB/A
period 2004-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-02-16
CIK 1081242

UNITED STATES
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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A has been refiled in its entirety for the purpose of including certain agreements as exhibits that occurred during the period of this report and are herein referred to.

Changes made to this document are as follows;

•	Item 3 Controls and Procedures	page 33
•	Item 6 Exhibits and Reports in Form 8-K	page 36
•	Signatures	page 37
•	Certifications of Chief Executive Officer and Chief Financial Officer	(Exhibit 31.1 & 32.1)
•	$250,000 Convertible Debenture Agreements	(Exhibit 10.1 - 10.16)
•	Purchase and Sale Agreement - Titan	(Exhibit 10.17)

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

10.1	Cross Receipt
10.2	Escrow Agreement1
10.3	Guaranty and Pledge Agreement
10.4	Intellectual Property Security Agreement
10.5	Registration Rights Agreement
10.6	Secured Convertible Debenture $40000
10.7	Secured Convertible Debenture $92500
10.8	Secured Convertible Debenture $110000
10.9	Secured Convertible Debenture $7500
10.10	Securities Purchase Agreement
10.11	Security Agreement
10.12	Stock Purchase Warrant AJW Offshore Ltd
10.13	Stock Purchase Warrant AJW Partners LLC
10.14	Stock Purchase Warrant AJW Qualified Partners LLC
10.15	Stock Purchase Warrant NMC Partners LLC
10.16	Secretary’s and Officer’s Certificate
10.17	Purchase and Sale Agreement - Titan
31.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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
Chief Executive Officer