Form 10QSB
period 2006-02-28
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-02-21
CIK 1081242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended FEBRUARY 28, 2006

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


331 4th Street NE, Salmon Arm B.C.                       V1E 4P2
------------------------------------------               -------
(Address of principal executive offices)               (Zip Code)


       Registrant's Telephone number, including area code: (250) 833-1985

                 2504 43rd Street, Suite 5, Vernon, B.C. V1T6L1
         ----------------------------------------------------------------
         (former, name, address and former fiscal year, if changed since last report)

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


                                         Outstanding at
 Class of Common Stock                   February 28, 2006
------------------------               -------------------
   $.001 par value                        100,000,000


            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES / /NO /X/

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.



                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheet at February 28, 2006 (unaudited)

     Consolidated Statements of Operations for the three and nine months ended
       February 28, 2006 (unaudited) and 2005(unaudited)

     Consolidated Statements of Comprehensive Loss for the nine-months ended February 28, 2006 (unaudited) and 2005(unaudited)

     Consolidated Statements of Cash Flows for the nine-months ended February
          28, 2006 (unaudited) and 2005 (unaudited)

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

     ITEM 6. Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY
Three and Nine-month periods ended February 28, 2006 and 2005
(Unaudited)


                                                         AQUATIC CELLULOSE INTERNATIONAL CORP.


                                                                    Consolidated Balance Sheet
                                                                                   (UNAUDITED)

                                                                             FEBRUARY 28, 2006
-----------------------------------------------------------------------------------------------
ASSETS


Current Assets
    Cash                                                                             $   140,397
    Deferred financing costs, net of accumulated
     amortization of $125,053                                                             10,152
------------------------------------------------------------------------------------------------
      Total current assets                                                               150,549
Property and equipment, less accumulated
     depreciation of $12,068                                                               2,458
Investment in Hamill lease                                                               925,758
Investment in Prado lease                                                                 49,918
Investment in Brookshire lease                                                           105,758
Advance on equipment purchase                                                            246,970
------------------------------------------------------------------------------------------------
    Total Assets                                                                     $ 1,481,411
================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts payable                                                                 $   138,859
    Accrued expenses                                                                     993,628
    Amounts due to related parties                                                       829,672
    Convertible debentures, net of discount of $61,788                                 1,869,012
    Notes payable                                                                        303,068
------------------------------------------------------------------------------------------------
      Total current liabilities                                                        4,134,239
------------------------------------------------------------------------------------------------
Stockholders' Deficit
    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding                                                                   -
    Common stock, $0.001 par value, 100,000,000
       shares authorized, 100,000,000 shares issued and outstanding                      100,000
    Advance on deposit of equipment                                                     (125,000)
    Additional paid in capital                                                         7,389,493
    Accumulated deficit                                                               (9,974,095)
    Foreign currency translation adjustment                                              (43,226)
------------------------------------------------------------------------------------------------
      Total stockholders' deficit                                                     (2,652,828)
------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                          $ 1,481,411
================================================================================================

                                                                         See accompanying notes.

                                                                                            AQUATIC CELLULOSE INTERNATIONAL CORP.


                                                                                           Consolidated Statements of Operations
                                                                                                                     (UNAUDITED)

                                                                                  THREE MONTHS ENDED       THREE MONTHS ENDED
                                                                                  FEBRUARY 28, 2006        FEBRUARY 28, 2005
--------------------------------------------------------------------------------------------------------------------------------

Equity in earnings (losses) of leases                                             $             192,105    $             (18,564)


Operating expenses
      Selling, general and administrative                                                        80,739                  103,611
      Financing fees                                                                            267,836                  334,512
      Depreciation and depletion                                                                 58,811                    7,905
--------------------------------------------------------------------------------------------------------------------------------
           Total operating expenses                                                             407,386                  446,028
--------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                           (215,281)                (464,592)
--------------------------------------------------------------------------------------------------------------------------------

Other income (expense)
      Gain from settlement of investment in Wharton 3D                                           32,003                        -
      Gain on sale of interest - Prado                                                           40,000                        -
      Gain on writeoff and settlement of accounts payable                                             -                   61,122
--------------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                                     72,003                   61,122
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                          $            (143,278)   $            (403,470)
================================================================================================================================
Weighted Average Shares                                                                     100,000,000              100,000,000
                                                                                 ===============================================

Loss Per Common Share (Basic and fully diluted)                                   $               (0.00)   $               (0.00)
                                                                                 ===============================================

                                                                                                          See accompanying notes.


                                                                                           AQUATIC CELLULOSE INTERNATIONAL CORP.


                                                                                           Consolidated Statements of Operations
                                                                                                                     (UNAUDITED)

                                                                                  NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                  FEBRUARY 28, 2006        FEBRUARY 28, 2005
--------------------------------------------------------------------------------------------------------------------------------

Equity in earnings of leases                                                       $            350,969    $              69,288


Operating expenses
      Selling, general and administrative                                                       203,263                  254,417
      Financing fees                                                                            937,208                  959,962
      Depreciation and depletion                                                                150,294                   25,451
--------------------------------------------------------------------------------------------------------------------------------
           Total operating expenses                                                           1,290,765                1,239,830
--------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                           (939,796)              (1,170,542)
--------------------------------------------------------------------------------------------------------------------------------

Other income (expense)
      Gain from settlement of investment in Wharton 3D                                          256,218                        -
      Gain on sale of interest - Prado                                                           40,000                        -
      Gain on writeoff and settlement of accounts payable                                             -                   61,122
      Other income                                                                                    -                      693
--------------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                                    296,218                   61,815
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                           $           (643,578)   $          (1,108,727)
================================================================================================================================
Weighted Average Shares                                                                     100,000,000              100,000,000
                                                                                  ==============================================

Loss Per Common Share (Basic and fully diluted)                                    $              (0.01)   $               (0.01)
                                                                                  ==============================================

                                                                                                          See accompanying notes.

                                                                                           AQUATIC CELLULOSE INTERNATIONAL CORP.


                                                                                   Consolidated Statements of Comprehensive Loss
                                                                                                                     (UNAUDITED)


                                                                                      NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                      FEBRUARY 28, 2006        FEBRUARY 28, 2005
--------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                               $       (643,578)       $      (1,108,727)

Foreign exchange translation adjustment                                                           1,789                        -
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss                                                                     $       (641,789)       $      (1,108,727)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                            See accompanying notes.


                                                                  AQUATIC CELLULOSE INTERNATIONAL CORP.


                                                                 Consolidated Statements of Cash Flows
                                                                                           (UNAUDITED)

                                                                  NINE MONTHS ENDED  NINE MONTHS ENDED
                                                                  FEBRUARY 28, 2006  FEBRUARY 28, 2005
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                         $      (643,578)  $     (1,108,727)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
     Depreciation and depletion                                             150,294             25,451
     Amortization of deferred financing costs                                50,703             47,347
     Amortization of beneficial conversion feature                          646,908            683,763
     Undistributed equity in losses (earnings) of leases                   (205,075)            48,833
     Gain on settlement of investment in Wharton 3D                        (256,218)                 -
     Gain on sale of interest - Prado                                       (40,000)
     Gain on writeoff and settlement of accounts payable                          -            (61,122)
Increase (decrease) in operating assets and liabilities
     Prepaid expenses and other current assets                                    -                540
     Accounts payable and accrued expenses                                  321,742            202,357
------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                     24,776           (161,558)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of interest in Brookshire lease                                 (19,930)                 -
   Reimbursement of partial investment Brookshire lease                       9,315                  -
   Purchase of interest in Prado lease                                            -            (70,000)
   Non-refundable deposit on sale of Prado lease                                  -             40,000
   Additional investment in Hamill lease                                   (235,339)           (48,037)
   Additional investment in Prado lease                                           -             (6,650)
   Additional investment in Brookshire lease                                (95,143)                 -
   Proceeds from sale of Titan Consolidated Inc.common stock                356,215                  -
   Payments on settlement of investment in Wharton 3D                      (100,000)                 -
------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                  (84,882)           (84,687)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of convertible debenture payable                                      -            250,000
   Deferred financing costs                                                       -            (27,472)
   Unpaid fees and expenses due to stockholders                              21,294             54,731
   Partial payments to Gary Ackles on related party debt                   (146,970)                 -
   Proceeds from the issuance of notes payable                              241,276              8,791
------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                              115,600            286,050
------------------------------------------------------------------------------------------------------

   Effect of exchange rate on cash balance                                    1,789                  -
------------------------------------------------------------------------------------------------------

Net increase in cash                                                         57,283             39,805

Cash at beginning of period                                                  83,114             58,252
------------------------------------------------------------------------------------------------------
Cash at end of period                                               $       140,397   $         98,057
======================================================================================================


SUPPLEMENTAL INFORMATION:

     -------------------------------------------------------------------------------------------------
     Interest paid                                                  $             -   $              -
     Taxes paid                                                     $             -   $              -
     -------------------------------------------------------------------------------------------------

                                                                                See accompanying notes.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)



NOTE 1 - ORGANIZATION

Aquatic Cellulose International Corp. (the "Company", "Aquatic" or "AQCI") was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater timber recovery operations and entered the oil and gas industry by acquiring and holding non-operating interests in oil and gas properties in the US.

Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (now publicly traded as New Century Energy Corp and herein referred to as "Century"). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century has an interest in various oil and natural gas properties. The cost of this acquisition and exclusive optional participation agreement that was originally agreed to was $580,000 in cash and prior to the subsequent amendment, a 15 percent ownership stake in the Company (Notes 15).

Effective January 1, 2005, the exclusive, optional, "New Project and Exploration Drilling Participation' agreement with Century was modified, whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. Under the revised agreement the Company has an exclusive right, but not the obligation, to participate with Century, by acquiring the following:

         a.       up to seventy-five percent (75%) working interest in up to two
                  (2) new drilling (exploration or development drilling) prospects in Wharton or Jackson Counties, Texas developed by Century under the Viking International 3D Agreement. It is understood that upon Aquatic's written notification of election to participate in drilling the selected prospects, the parties shall execute a participation and joint operating agreement governing all operations and activities on the prospect area, naming Century as Operator and Aquatic or its assign as Non-Operator. The parties shall further execute such other instruments and or documents as Aquatic may reasonably request of Century to consummate and evidence the transaction.

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

                           CONSIDERATION FOR PARTICIPATING IN PROJECTS: As consideration for the participation rights, a 7.5% ownership stake in Aquatic's issued and outstanding common stock is granted to Century. (See Note 15)

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)



                           COST OF PARTICIPATING IN PROJECTS: The cost of participating in a project is determined the percentage ownership of the project that Aquatic has elected to participate in. In other words, if Aquatic elects to participate in 50% of the project, its cost to participate would be 50% of all costs to develop such project.

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The Company's 50 percent portion of the acquisition cost was $70,000. The lease has 20 existing wells that were originally producing in the 1960's, 2 of which are still producing. (See Notes 7 & 15)

On April 26, 2005, the Company, together with Century, entered into a Development Agreement with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's and Century's Prado field interests. This agreement was subject to receiving consent from the lessor for an anticipated future partial assignment, which was received on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Century. Strong will pay all of the initial work program expenditures while providing the Company and Century a 12.5 percent working interest. Strong paid Century a $25,000 deposit towards the project on April 7, 2005 and on May 12, 2005 Strong paid Century the balance due under the Development Agreement of $200,000. Century promptly distributed 50 percent of the total aggregate payments made by Strong to the Company. The Development Agreement also provides for, on a pro-rata basis, the Company and Century to have a one time option to elect to convert the 12.5 percent working interest to a 33.33 percent working interest following the completion of the initial work program by Strong. If elected, the Company and Century will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the
12.5 percent up to the 33.33 percent of the initial $2.0 million expenditures. (See Note 15)

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

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest. During the three-month period ended November 2005, the Company sold Titan shares to third parties for $286,715 in cash and exchanged $37,500 in Company debt for approximately 2,500,000 shares of Titan common stock. During the three month period ended February 28, 2006, the Company exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


percent interest in the Prado lease, or other existing properties, and decided to terminate the agreement with the Company. While negotiating the final settlement, the Company paid Titan $80,000. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of their initial investment in Prado. As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Prado field interest. (See Notes 7 &15)

BASIS OF PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in Aquatic Cellulose International Corp.'s Annual Report on Form 10-KSB for the year ended May 31, 2005 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of Aquatic Cellulose International Corp ("Aquatic" or the "Company") and its wholly owned subsidiaries, Aquatic Cellulose Ltd., for the three and nine months ended February 28, 2006 and 2005, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

BUSINESS OPERATIONS

As of February 28, 2006, the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

AQCI provides management services to its wholly owned subsidiary, ACL and its working interests in the Hamill, Prado and Brookshire properties. (See Note 15)

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


ACL was working closely with its manufacturer on the construction of aquatic timber harvesting equipment. As of May 31, 2003, these operations were discontinued. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due its manufacturer as of May 31, 2004. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and, as of February 28, 2006, had paid Ackles and a related party $146,970 while negotiating such settlement. As of February 28, 2006, negotiations to amend the settlement were still in process. (See Notes 10 & 15)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company has experienced recurring losses, has a working capital deficiency of $3,983,690 and an accumulated deficit of $9,974,095 as of February 28, 2006. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving cash flow from its oil and natural gas investments. Future realization of the Company's investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance.

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

Revenue from the Company's sales of oil and natural gas are subject to a 7.5 percent severance tax and 0.000667 percent oil field clean-up tax.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is credited or charged to operations.


LONG-LIVED ASSETS

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements' estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the periods ended February 28, 2006 and 2005, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the periods ended February 28, 2006 and 2005, no impairments have been recorded on unproved properties.

INVESTMENT IN HAMILL, PRADO AND BROOKSHIRE LEASES

The Company accounts for its investments in the Hamill, Prado and Brookshire leases, herein referred to as "the leases", at cost initially, and the cost is adjusted for the Company's net revenue interest in the leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the leases.

The Company depletes the acquisition cost of the leases using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves.

In the case of the Prado and Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the properties. (See Note 15)

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)



AMOUNTS DUE TO RELATED PARTIES

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

As of February 28, 2006 and 2005, the effect of all outstanding warrants would be anti-dilutive due to the Company's net losses. No adjustments were made to reported net income in the computation of EPS.

WARRANTS ISSUED IN CONJUNCTION WITH CONVERTIBLE DEBT

The Company allocates the proceeds received from convertible debt between the liability and the warrants issued in conjunction with the debt, based on their relative fair values, at the time of issuance. The amount

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


allocated to the warrants is recorded as additional paid-in capital and as a discount to the related convertible debt. The discount is amortized to interest expense on a yield basis over the term of the related convertible debt using the effective interest method.

COMPREHENSIVE INCOME

The Company has determined that the
Company's net income and foreign currency translation adjustments were the only components of its comprehensive income as of February 28, 2006 and 2005, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's cash, accounts payable, accrued expenses, amounts due to related parties, convertible debentures and notes payable approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the convertible debentures payable approximates their carrying amount due to the fixed interest rate of the debentures closely approximating floating rates at the financial statement date.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the second quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets" ("SFAS 153"), an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29"). This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial statements.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTIES IN INCOME TAXES, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS, ("FAS 158"). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position.

NOTE 3 - ADVANCE ON EQUIPMENT PURCHASES AND SETTLEMENT OF DEBT


Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, Ackles, the Company had advanced $100,000 towards the purchase of an aquatic timber harvesting machine at a cost of $750,000. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment in exchange for a $100,000 reduction in amounts currently owed to the former CEO and the manufacturer. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and, as of February 28, 2006, had paid Ackles and a related party $146,970 while negotiating such settlement. As of February 28, 2006, negotiations to amend the settlement were still in process (See Notes 10 & 15).


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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The note is convertible into 200,000 shares of the Company's common stock. During July 2004, the Company received an additional short-term loan in the amount of approximately $8,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership interest in the Prado field lease. The Company agreed to repay the $8,000 once funding became available and agreed to pay interest at 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the investor declined the repayment in favor of re-investing his principal and 20 percent proceeds with the Company. Thus, the total aggregate of the loan is $36,791 and is included in notes payable in these consolidated financial statements.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. These advances from UBA are included in Notes Payable in the consolidated balance sheet.

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Notes 7 & 15). During the three-month period ended November 2005, the Company sold Titan shares to third parties for $286,715 in cash and exchanged $37,500 in Company debt for approximately 2,500,000 shares of Titan common stock. During the three month period ended February 28, 2006, the Company exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Prado lease, or other existing properties, and decided to terminate the agreement with the Company. While negotiating the final settlement, the Company paid Titan $80,000. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of their initial investment in Prado. As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Prado field interest. (See Note
15)

During November 2005, the Company received a short term non-interest bearing loan from a Company owned by Lonnie Hayward, a Company consultant for a total of $50,000, which was used, along with Company's available cash, to fund the settlement payments to Ackles and a related party. As of February 28, 2006, this loan has been repaid in full.

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest.

NOTE 5- DEFERRED FINANCING COSTS

In connection with the sale of convertible debentures in March and August 2004, the Company incurred financing fees. These fees are amortized on the effective interest method over the 24-month life of the debentures. The unamortized balance of these fees was $10,152 at February 28, 2006.

NOTE 6 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at February 28, 2006:

Balance at beginning of period                 $ 640,234
Additional investment                            235,339
Proportionate equity in natural gas revenues     390,888
Receipt of earnings in Hamill lease             (190,888)
Depletion of investment cost                    (149,815)
                                               ---------
                                               $ 925,758
                                               =========


NOTE 7 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following at February 28, 2006:

Balance at beginning of period                 $  5,240
Proportionate equity in oil revenues              7,025
Reversal of previous deposit on partial sale     40,000
Receipt of earnings in Prado lease               (1,950)
Depletion of investment cost                       (398)
                                               --------
                                               $ 49,918
                                               ========

During July 2004, the Company entered into an agreement in principle to sell a portion of its working interest in the Prado field to Titan Consolidated Inc.("Titan"), a Nevada Corporation. The Company received a total of $40,000 in non-refundable deposits from Titan pursuant to a purchase agreement that was terminated in November 2005.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


NOTE 8 - INVESTMENT IN BROOKSHIRE LEASE

The investment in Brookshire lease consists of the following at February 28, 2006:


Balance at beginning of period    $  19,930
Additional investment                95,143
Reimbursement of drilling costs      (9,315)
                                  ---------
                                  $ 105,758
                                  =========

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at February 28, 2006:

Accrued interest                      $865,108
Amount due to consultant for common
   stock returned to Treasury           31,648
Accrued professional fees               96,872
                                      --------
                                      $993,628
                                      ========

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at February 28, 2006:

Due to Gary Ackles for unpaid
   consulting fees; severance; and
   expenses paid on behalf of Company
   (See Note 15)                                              $298,233
Due to Gary Ackles for shares returned
   to treasury (See Note 15)                                   144,804
Unpaid license agreement between Legacy
   Systems and Company  (See Note 15)                           80,000
Unpaid consulting fees due to Sheridan Westgarde
    and Gary Ackles  (See Note 15)                             151,300
Unpaid consulting fees to Harvey Smith
    and Lonnie Hayward (See Note 13)                            58,690
Due to Sheridan Westgarde for shares
   returned to treasury for professional fees                   46,360
Funds borrowed from Legacy Systems
     (See Note 15)                                              44,000
Un-Issued Stock and Amounts Due Consultants                      6,285
                                                              --------
                                                              $829,672
                                                              ========

All amounts due to related parties are non-interest bearing and payable on demand.

During July 2004, the Company entered into an agreement to settle all amounts due Sheridan Westgarde as of May 31, 2004 (See Note 15).

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


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

Additionally, in connection with this amendment, the Company recorded a beneficial conversion feature, as the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. Therefore, a total discount of $26,956 and $215,656 was recognized for beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 and have been expensed as financing fees during the three and nine-month periods ended February 28, 2006 because the debentures are immediately convertible.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


The debentures are due as follows:

Due Date                          November 30, 2005      Issued      Converted    February 28, 2006
--------                          -----------------      ------      ---------    -----------------
September 29, 2001(*)                  $    480,800     $    -       $      -         $     480,800
March 14, 2002(*)                           100,000          -              -               100,000
December 4, 2002(*)                         200,000          -              -               200,000
March 22, 2006                              900,000          -              -               900,000
August 6, 2006                              250,000          -              -               250,000
                                   ----------------------------------------------------------------

                                          1,930,800     $    -        $     -         $   1,930,800
                                                        =========     ==========      =============

Unamortized discount related to
     beneficial conversion options on the
     convertible debentures payable        (232,496)                                        (61,787)
                                           --------                                         -------

                                       $  1,698,304                                    $  1,869,013
                                       ============                                    ============

(*) Maturity extended until March 2006

In conjunction with the above debentures, the Company granted the following common share purchase warrants to the debenture holders:

                        Exercise
                        Price per     Outstanding                                    Outstanding
Expiration Date           Share     November 30, 2005    Issued       Expired     February 28, 2006
---------------        ----------   -----------------    ------       -------     -----------------
March 22, 2009          $ 0.004           900,000            -             -             900,000
August 6, 2009            0.004           250,000            -             -             250,000
                                        ---------        --------    --------          ---------

                                        1,150,000            -             -           1,150,000
                                        =========        ========    ========          =========


The March 2004 and August 2004 convertible debentures contain a beneficial conversion feature as the debenture holders are granted common share purchase warrants and the debentures are convertible into common shares at prices that are less than the market price at the date of issuance. The debenture proceeds attributable to the warrants was estimated to be $nil, as the warrants were valued at market value on the date of issuance. The intrinsic value of the beneficial conversion option relating to the debentures being convertible into common shares at prices that are less than the market price at the date of issuance has been calculated at $900,000 and $250,000, respectively, which is recognized in accordance with EITF 98-5, as modified, where applicable, by EITF 00-27. All debentures and warrants can be exercised anytime after issuance. Therefore, a total of $143,750 and $431,250 for beneficial conversion features in connection with the March 2004 and August 2004 debentures and warrants have been expensed as finance fees in the three and nine-month periods ended February 28, 2006.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


In connection with these convertible debentures, the Company had $865,108 of accrued interest at February 28, 2006 (See Note 9).

All convertible debentures are issued to the same group, thus no conflict exists with security in the first priority interest in the Company's assets.


In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent.

NOTE 12 - STOCKHOLDERS' DEFICIT

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of February 28, 2006, 100,000,000 shares were issued and outstanding. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Notes 14).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the seller has formally canceled the agreement. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. As of February 28, 2006, the Company was moving ahead with the cancellation of the original stock certificates with the transfer agent (See Note 15)

In accordance with the debenture agreement (See Note 11), the Company is required to, during the period the conversion rights exists, reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preference. As of February 28, 2006 no classes of preferred stock were authorized issued or outstanding.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


NOTE 13 - RELATED PARTY TRANSACTIONS

The Company has a three-year consulting agreement with it's CEO, Director and President that commenced April 1, 2003. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the monthly consulting fee to $5,000 per month and include $1,500 per month in stock compensation (See Note 15).In addition, the Board of Directors has committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company issued over the course of three years. During July 2004, the Company entered into an agreement to exchange amounts due to the CEO, as well as stock compensation due under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. As a director of the Company, the CEO's shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933 (See Notes 14 & 15).

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (Note 3).


During July 2004, the Company entered into an agreement with the former Company CEO and a manufacturing company controlled by him, to settle amounts currently owed to both. The agreement requires the Company to return the aquatic timber harvesting equipment (See Note 3) and issue 40,000,000 pre-restructured shares of the Company's common stock in exchange for, forgiveness of the $44,000 borrowed from the manufacturer and the $80,000 due in un-paid licensing fees. The remaining amount due the former CEO of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy (See Note 14). The agreement stipulates that the former CEO would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and, as of February 28, 2006, had paid Ackles and a related party $146,970 (Notes 10 and 13) while negotiating such settlement. As of February 28, 2006, negotiations to amend the settlement agreement are still in process (See Notes 10 & 15).

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease (See Note 15). The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company. As of the date of this filing the remaining 10 percent has not been paid.

During March 2004, the Company entered into consulting agreement with Mr. Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, was for one year and provided for consulting fees of $2,000 cash and $2,000 worth of Company common stock. The stock was to be payable at every six month anniversary, for as long as the agreement was in place. The issued stock was to be at a 20 percent discount to the average stock price of the 6 proceeding months of consulting services. In addition, the Company had committed to make Mr. Smith a significant shareholder pending shareholder approval of the proxy (See Note 14). The Company had also agreed to compensate the consultant with a 7 percent commission on any financings that he brings to the Company. This contract expired February 1, 2005 and has not been renewed by the Company.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


During March 2004, the Company entered into consulting agreement with Mr. Lonnie Hayward who specializes in publicly held companies and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make Mr. Hayward a significant shareholder pending shareholder approval of the proxy (See Note 14). As of February 28, 2006, the Company has continued to honor the terms of this contract on a month to month basis.

During February 2006, Mr. Les Westgarde, a related party to the Company's current CEO, has been providing business and administrative consulting services to the Company for $3,000 per month and $500 per month in expenses (See Note
15). In October 2006 the Company's Board of Directors approved a new agreement to pay Mr. Westgarde $5,000 per month for the three months period of October thru December 2006, following which the Company will have the option to pay 20 percent in stock for services rendered.

NOTE 14 - PROXY 14A SHAREHOLDER VOTE

The Company is currently in process to seek approval from shareholders for the following;

         1. To amend our certificate of incorporation to increase the number of authorized Common Stock from 100,000,000 to 3,000,000,000 shares;

         2. To amend our certificate of incorporation to change the Company name to Valor Energy Corporation;

The increase in authorized shares (Item 1.) will allow the Company to facilitate the conversion of existing convertible debt as well as amounts due to related parties (Notes 10 and 11).

The change of our Company name (Item 2.) will better identify the Company in the new business.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)



The Company has made certain stock commitments to consultants and key individuals and they are as follows;



                                                     PROPOSED PERCENTAGE OF
                                                     ISSUED AND OUTSTANDING
                                                     STOCK FOLLOWING ISSUANCE
INDIVIDUAL                                            TO MAJOR STAKEHOLDERS

Lonnie Hayward - (Note 13)                                       27.00%

Gary Ackles for settlement of amounts due
(Notes 10 & 15)                                                   5.00%

Harvey Smith for expertise & consulting
(Note 13)                                                         4.89%

Sheridan B. Westgarde Director/CEO & for
amounts due (Note 13)                                            27.00%


NOTE 15 - SUBSEQUENT EVENTS MISCELLANEOUS DEVELOPMENTS

IN OCTOBER 2006, the Company's Board of Directors approved a new agreement to pay Mr. Westgarde $5,000 per month for the three months period of October thru December 2006, following which the Company will have the option to pay 20 percent in stock for services rendered.

During July 2006, the previous agreement with the Company's CEO, Mr. Sheridan Westgarde, to exchange all amounts due in cash and stock compensation for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy has expired. The Company is responsible to pay all amounts owed to Mr. Westgarde for consulting services and stock returned to treasury (See Note 10).

During July 2006 the agreement between the Company and the Company CEO Sheridan Westgarde to settle all amounts owed Mr. Westgarde expired. All amounts are currently owed and payable on demand. (See Notes 10 & 13)

During July 2006, the company finalized the cancellation of the 2,500,000 shares of restricted stock that were originally on deposit for the purchase of equipment. S ubsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750. (See Notes 12 & 13)

During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)


During October 2006, the Company's Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company's CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors has committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde's option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock (See Note 13).

During November 2006, the Company contracted with NewsUSA, a North American news media service, to provide media coverage to the Company. The contract is for three months at $15,000 per month.


During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company's authorized shares and change the Company name (See
Note 14).

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2006 (UNAUDITED)

On September 21, 2006 the Company's (together with New Century Energy Corp) agreement with Strong Petroleum Group ended. On September 28, 2006 a Memorandum Concerning the Termination of the Development Agreement with Strong was signed by the Company, New Century and Strong.

On October 6, 2006 the Company sold all of its 50% Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5% interest in the Company's issued and outstanding stock to be issued following the Company's restructuring. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company's issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Above "Developments with Prado Field", Notes 1, 7 &14)

DEBT SETTLEMENT AND ACQUISITION

In October of 2006 the Company completed a final settlement agreement with Ackles. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept $25,000 payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The purchase of the TigeroLynk(TM) technology involve the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending shareholder approval of the increase in authorized shares, as incentive to completing the settlement agreement.

As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $146,970 that was on deposit with him at February 28, 2006, as well as additional payments of $90,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares and pending shareholder approval of the Proxy (See
Note 14).

Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, pending shareholder approval of the increase in authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan. Previous to this agreement the Company was operating under the expectation that the mechanical assembly and components of the TigeroLynk(TM) AR-120 machine, constructed and stored at a manufacturing facility in Kamloops, British Columbia Canada, would be exchanged for amounts owed Legacy, HOWEVER THIS IS NO LONGER THE CASE. THE FINAL SETTLEMENT REACHED RELINQUISHES ACKLES AND LEGACY OF ANY RIGHTS, TITLE OR INTEREST IN THE EQUIPMENT.

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

PLAN OF OPERATIONS

         Effective March 2004 the Company completed a reorganization of its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas. In March 2004, pursuant to an agreement with Century Resources Inc. (now New Century Energy Corp. herein referred to as "Century"), the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The agreement for the purchase of the Hamill lease also included an exclusive, optional, "New Project and Exploration Drilling Participation' agreement, under which in July 2004 the Company exercised its right for the acquisition of a 50 percent ownership position and a 45 percent net revenue interest in a 1,280-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The lease has 20 existing wells that were originally producing in the 1960's, 4 of which are still producing.

         Effective January 1, 2005, the exclusive, optional, "New Project and Exploration Drilling Participation' agreement with Century was modified, wherein, both the Company's three successive one year term options for participation on all Century deals and Century's 15 percent ownership percentage were deleted from the agreement. These clauses were replaced by an agreement whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. Under the revised agreement the Company has an exclusive right, but not the obligation, to participate with Century, by acquiring (a) up to seventy-five percent (75%) working interest in up to two (2) new drilling (exploration or development drilling) prospects in Wharton or Jackson Counties, Texas, developed by Century under the Viking International 3D Agreement and (b) up to fifty percent (50%) working interest to participate in the drilling of the initial test well on oil and gas leases comprising the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area).

         As of June 24, 2005 Aquatic elected to participate in the initial test well on the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area).

         During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5 percent interest in the Company's issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company's issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Notes 7, 14 & 15 - Notes to Consolidated Financial Statements)


- HAMILL LEASE, MATAGORDA COUNTY, TEXAS

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

         During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and a number of cast iron bridge plugs set inside the well casing by previous operators were removed. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. During the first quarter of 2006 the Hamill #2 well was shut in due to the formation sand entering the well bore. The well was cleaned out and gravel packed in March of 2006 and the well is currently producing at the rate of approximately 375 MCF per day on a 9/64 inch choke with a flowing tubing pressure of 900 psi.

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

         Our 6.33 percent portion of the production from the Prado field currently covers the Company's portion of the operating costs of the project.

                         DEVELOPMENTS IN THE PRADO FIELD

         On April 26, 2005, the Company and Century entered into a Development Agreement relating to the Prado Field interests with Strong Petroleum Group, Inc. (a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's Prado field interests (the "Prado Assets" and the "Development Agreement"). The Development Agreement had an effective date of April 1, 2005. The Development Agreement called for Strong to invest at least $2.0 million in an initial work program in 2005 and to pay a signing bonus to the Company and Century. Additionally, Strong was to pay all of the initial work program expenditures while providing the Company and Century a 12.5% carried working interest. The scope of the "Work Program" was at a minimum to include the following activities: Strong was to conduct a comprehensive study in the Prado Field and perform workovers as needed or in lieu of working over wells, Strong had the option to substitute the drilling of new wells(s), or the workover of other wells in adjacent acreage later acquired from the Kennedy Memorial Foundation of Corpus Christi, Texas and/or re-enter wells that were shut-in or plugged and abandoned. These alternative operations were to be pursued as necessary in combination with other workovers until the Work Program required expenditure of $2,000,000 was met, and Strong was to drill, test and complete, if commercially viable, a minimum of two (2) new wells to a true vertical depth ("TVD") not to exceed 5,500 feet.

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

     On September 21, 2006 the Company's (together with New Century Energy Corp) agreement with Strong Petroleum Group ended. On September 28, 2006 a Memorandum Concerning the Termination of the Development Agreement with Strong was signed by the Company, New Century and Strong.

     During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5 percent interest in the Company's issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company's issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Notes 1, 7, 14 & 15- Notes to Consolidated Financial Statements)

BROOKSHIRE DOME FIELD AREA

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

OTHER DEVELOPMENTS

         Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, Gary Ackles ("Ackles"), the Company had, in the past, advanced $100,000 towards the purchase of an aquatic timber harvesting (ATH) machine that is now known and referred to as TigeroLynk(TM) AR-120. In June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp ("Legacy"), a company controlled by Ackles, to merge the public Company with Legacy and the TigeroLynk(TM) robotic technology. During July 2004, the Company revised this agreement to end the merger plan and return the remaining aquatic timber harvesting equipment so as to settle the amount due Ackles and Legacy as of May 31, 2004. Due to the delay in consummating that agreement the Company and Ackles began negotiating a new settlement agreement. As of November 30, 2006, the Company had paid Ackles and Legacy $84,970 while terms of the settlement were being finalized. As of February 28, 2006, the Company had paid Ackles and Legacy $146,970 while terms of the settlement were being finalized.

         In October of 2006 the Company completed a final settlement agreement with Ackles. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept $25,000 payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The purchase of the TigeroLynk(TM) technology involve the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending shareholder approval of the increase in authorized shares, as incentive to completing the settlement agreement.

         As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $146,970 that was on deposit with him at February 28, 2006, as well as additional payments of $90,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares and pending shareholder approval of the Proxy (See
Note 14 - Notes to Consolidated Financial Statements).

         Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, pending shareholder approval of the increase in authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan. Previous to this agreement the Company was operating under the expectation that the mechanical assembly and components of the TigeroLynk(TM) AR-120 machine, constructed aND stored at a manufacturing facility in Kamloops, British Columbia Canada, would be exchanged for amounts owed Legacy, HOWEVER THIS IS NO LONGER THE CASE. THE FINAL SETTLEMENT REACHED RELINQUISHES ACKLES AND LEGACY OF ANY RIGHTS, TITLE OR INTEREST IN THE EQUIPMENT.

SUMMARY OF OBJECTIVES

         The SHORT-TERM OBJECTIVES of Aquatic are to achieve successful growth in the two focus areas of the Company's business plan. They are as follows;

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

         TIGERoLYNK(TM) LARGE SCALE UNDERWATER MANIPULATOR TECHNOLOGY:

         1) Finalize the completion of the commercial TigeroLynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada.

         2) Developing the Company's existing contacts with industry professionals that could result in the implementation of the first TigeroLynk(TM) system into commercial use.

         Aquatic's LONG-TERM OBJECTIVES are as follows:

         1) Develop a balanced investment portfolio of oil and natural gas producing properties and, eventually, exploration of undeveloped project with potential for high rate of return in production proceeds and reserves.

         2) Become the global supplier of TigeroLynk(TM) large scale underwater manipulator technology to multiple sectors of the fresh water and ocean based industries. To maintain the TigeroLynk(TM) marketing and sales focus on the commercial viability of the technology that maintains a high level of environmental stewardship.

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

         During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company's former CEO, which results in the Company owning a major component to the TigeroLynk(TM) AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment) (See Notes 3, 10, 13 & 15
- Notes to Consolidated Financial Statements)

         As of February 28, 2006, the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there is one consultant under contract and two consultants operating on a month to month basis.

RESULTS OF OPERATIONS
---------------------

FOR THE THREE-MONTH ENDED FEBRUARY 28, 2006 COMPARED TO FEBRUARY 28, 2005
-------------------------------------------------------------------------

         The Company recognized its equity interest in Hamill and Prado leases in the amount of $192,105 for the three-month ended February 28, 2006, compared with $(18,564) for the three-month ended February 28, 2005. The increase in equity interest is primarily due to increased production and the overall price increases in the oil and gas sector..

         Operating expenses for the three-month ended February 28, 2006 and 2005 were $407,386 and $446,028, respectively, for a decrease of $38,642 or 9%. The decrease is primarily the result of a decrease in financing fees of $66,676 due to the decrease in amortization of beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 (See Notes 11 - Notes to Consolidated Financial Statements). The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the TigeroLynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 6, 7, 8 & 15 - Notes to Consolidated Financial Statements).

FOR THE NINE-MONTH ENDED FEBRUARY 28, 2006 COMPARED TO FEBRUARY 28, 2005
-------------------------------------------------------------------------

         The Company recognized its equity interest in Hamill and Prado leases in the amount of $350,969 for the nine-month ended February 28, 2006, compared with $69,288 for the nine-month ended February 28, 2005. The increase was attributable to increased production and overall oil and gas prices.

         Operating expenses for the nine-month ended February 28, 2006 and 2005 were $1,290,765 and $1,239,830 respectively, for an increase of $50,935 or 4%. The increase is primarily the result of $150,294 in depreciation and depletion due to increased oil and gas production. This increase was partially offset by a decrease in selling, general and administrative expenses of $51,155 due to a reduction in professional services required and to a decrease in financing fees of $22,754, due to the decrease in amortization of beneficial conversion features in connection with the debentures outstanding as of May 31, 2003 (See Notes 11 - Notes to Consolidated Financial Statements). The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the TigeroLynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 6, 7, 8 & 15 - Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Net cash provided (used) in operating activities for the nine-month periods ended February 28, 2006 and February 28, 2005 was $24,776 and $(161,558), respectively, for an increase in cash provided by operating activities of $186,334. During the nine-month ended February 28, 2006, the Company funded its operations primarily by means of revenues and proceeds from partial sale of interests in working interests of properties as compared to February 28, 2005, when operations were funded primarily by the issuance of convertible notes.

         The Company used cash of $84,882 in investment activities during the nine-month ended February 28, 2006 and $84,687 for the nine-months ended February 28, 2005. The cash used in investment activity for 2006 was due to the purchase and investment in Brookshire lease, additional investments in the Hamill lease, as well as proceeds from the sale of Titan Consolidated Inc. common stock offset by the payment to Titan for the settlement of investment in Wharton 3D. (See Notes 6 & 8 - Notes to Consolidated Financial Statements)

         Net cash provided by financing activities was $115,600 and $286,050 for the nine-month ended February 28, 2006 and 2005, respectively. For the period ended November 30, 2005, the Company utilized $200,000 in working capital loaned to the Company by United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of February 28, 2006, the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in Hamill lease to increase production (See Notes 6 & 8 - Notes to Consolidated Financial Statements)

         On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest. During the three-month period ended November 2005, the Company sold Titan shares to third parties for $286,715 in cash and exchanged $37,500 in Company debt for approximately 2,500,000 shares of Titan common stock. During the three-month period ended February 28, 2006, the Company exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Prado lease, or other existing properties, and decided to terminate there agreement with the Company. While negotiating the final settlement, the Company paid Titan $80,000. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of there initial investment in Prado. As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Prado field interest. (See Notes 7, 10,13 & 15 - Notes to Consolidated Financial Statements)

         During February 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest.

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

         During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company's authorized shares and change the Company name (See Note 14 - Notes to Consolidated Financial Statements).

         For the period ended February 28, 2006 and 2005, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the issuance of debt.
         At February 28, 2006 the Company had cash of $140,397 and total current assets of $150,549.

         As of February 28, 2006, the Company had a working capital deficiency of $3,983,690 and an accumulated deficit of $(9,974,095). Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 14 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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


ITEM 3. CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

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

Mr. Westgarde became aware of potential problems in our disclosure controls and procedures in connection with the filing of a Proxy statement on Schedule 14/A ("Schedule 14/A") on November 8, 2005, and in the customary course of the Commission's review of the Schedule 14/A and other Company filings, during which time the Commission issued a comment letter (the "Comment Letter") to the Company dated December 8, 2005. The Comment Letter included comments indicating a number of deficiencies in the Company's filings. These deficiencies included such items as the omission of certain agreements that the Company has entered into as exhibits to the Company's quarterly and annual reports, filed with the commission, and as required by Item 601 of Regulation S-B. Additionally, the Comment Letter indicated that certain Company quarterly and annual reports filed with the commission contained certifications that did not conform to the format provided in Item 601 (b)(31) of Regulation S-B. As a result of the deficiencies in the Company certain quarterly and annual reports the Company has not filed its subsequent quarterly and annual reports in a timely fashion. As a result of Mr. Westgarde's review of our disclosure controls and procedures, it was determined that during the preparation of certain quarterly and annual reports the Company lacked the proper communication and input from its SEC Attorney to correctly address certain deficiencies.


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


CHANGES IN INTERNAL CONTROLS
----------------------------

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


         The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the seller has formally canceled the agreement. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. The Company is moving ahead with the cancellation of the original stock certificates with the transfer agent. During July 2006, the company finalized the cancellation of the 4 certificates aggregating 2,500,000 shares of restricted stock. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750. (See Notes 12, 13 & 15 - Notes to Consolidated Financial Statements)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

         The Company has in the past filed a preliminary 14A Proxy with the Securities and Exchange Commission to have shareholders vote on three proposals. The Company has committed to remove from future amendments to this proxy one of those proposals, namely; to perform a reverse split of the Company's issued and outstanding shares.

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

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits
------------

10.1 Agreement to Back Out of the Purchase of Working Interest as set forth in the Purchase and Sale Agreement Dated July 30, 2004 and the Amendment Dated June 1, 2005

31.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)     Reports on Form 8-K:
----------------------------

NONE


SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


DATED: FEBRUARY 21, 2007           BY: /s/ Sheridan B. Westgarde
                                       -----------------------------------
                                       Chief Executive Officer