Form 10QSB/A
period 2004-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-02-26
CIK 1081242

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

2504 - 43rd Street, Suite 5, Vernon, B.C. VIT 6L1
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

This Quarterly Report on Form 10-QSB/A has been refiled in its entirety for the purpose of updating certain exhibits and including certain agreements as exhibits that occurred during the period of this report that are herein referred to.

Therefore, changes made to this document are as follows:

•	Item 3 Controls and Procedures	page 30
•	Item 6 Exhibits and Reports in Form 8-K	page 32
•	Signatures	page 34
•	Certifications of Chief Executive Officer and Chief Financial Officer	(Exhibit 31.1 & 32.1)
•	Settlement Agreement Sept 6, 2004	(Exhibit 10.1)

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

10.1	Settlement Agreement Sept 6, 2004

31.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

Dated: February 23, 2007	By:	/s/ Sheridan B. Westgarde
Chief Executive Officer