Form 10QSB/A
period 2005-02-28
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-02-26
CIK 1081242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 0-21384

AQUATIC CELLULOSE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-0381904
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

334 4th Street NE, Salmon Arm B.C.	V1E 4P2
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone number, including area code: (250) 833-1985

2504 - 43rd Street, Suite 5, Vernon, B.C. IT 6L1
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

Transitional Small Business Disclosure Format Yes / /  No /X /

This Quarterly Report on Form 10-QSB/A has been refiled in its entirety for the purpose of updating certain exhibits and including certain agreements as exhibits that occurred during the period of this report that are herein referred to.

Therefore, changes made to this document are as follows:

•	Item 3 Controls and Procedures	page 30
•	Item 6 Exhibits and Reports in Form 8-K	page 32
•	Signatures	page 34
•	Certifications of Chief Executive Officer and Chief Financial Officer	(Exhibit 31.1 & 32.1)
•	January 1, 2005 Amendment to Purchase and Sale Agreement	(Exhibit 10.1)

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

10.1	January 1, 2005 Amendment to Purchase and Sale Agreement

31.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

AQUATIC CELLULOSE INTERNATIONAL CORP.

Dated: February 23, 2007	By:	/s/ /s/ Sheridan B. Westgarde
Chief Executive Officer