Form 10QSB/A
period 2005-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-02-26
CIK 1081242

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

Commission file number 0-21384

AQUATIC CELLULOSE INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	82-0381904
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

331 4th Street NE Salmon Arm B.C.	V1E 4P2
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone number, including area code: (250) 833-1985

2504 - 43rd Street, Suite 5, Vernon, B.C. V1T 6L1
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

Therefore, changes made to this document are as follows:

•	Item 3 Controls and Procedures	page 31
•	Item 6 Exhibits and Reports in Form 8-K	page 29
•	Signatures	page 33
•	Certifications of Chief Executive Officer and Chief Financial Officer	(Exhibit 31.1 & 32.1)
•	First Amendment to P&S Agreement Prado	(Exhibit 10.1)

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

10.1	First Amendment to P&S Agreement Prado

31.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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