Form 10KSB
period 2006-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-03-13
CIK 1081242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      (Mark One)
      |X| ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended MAY 31, 2006.

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

                         Commission file number 0-27063

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                 (Name of small business issuer in its charter)


             Nevada                                    82-0381904
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


   331 4th Street NE, Salmon Arm B.C. Canada                 V1E 4P2
----------------------------------------------         -------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code: (250) 833-1985
                                                    --------------

Securities registered under 12(b) of the Exchange Act:                 None

Securities registered under Section 12(g) of the Act:          Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |_|  No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes |_| No |X|

The issuer had equity in earnings for the fiscal year ended May 31, 2006 of $457,243

The aggregate market value of the voting stock held by non-affiliates on May 31, 2006 was approximately $1,600,000 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of MARCH 8, 2007, 100,000,000 shares of the issuer's common stock were outstanding.

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

         Located in Salmon Arm, British Columbia, Canada, Aquatic Cellulose International was originally organized as a forest-based company focusing on accessing and recovering submerged timber. Aquatic's principal activity was the procurement of contracts for the salvage and harvest of submerged timber and the sale of lumber derived from such timber. In March of 2003, new management decided on the new business direction in Oil and Gas due to continued losses from operations and lack of progress in underwater wood project development.

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


OIL & GAS PROPERTY INTERESTS


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

During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5 percent interest in the Company's issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company's issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Notes 6, 17 & 18 - Notes to Consolidated Financial Statements)

- HAMILL LEASE - SOUTH SARGENT FIELD, MATAGORDA COUNTY, TEXAS:

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

         The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used in the development planning of the property and new drilling locations have already been identified for drilling in 2007 and 2008. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

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

- PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS:

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

         On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Notes 6 and 18 - Notes to Consolidated Financial Statements). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to except $100,000 in cash as full renumeration of their initial investment in Wharton 3D (switched from Prado). As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Wharton 3D or Prado field interest. During the fiscal year ended May 31, 2006, the Company recorded a $256,218 gain on settlement of Wharton 3D project (See Notes 6 and 18 - Notes to Consolidated Financial Statements).

         On September 21, 2006 the Company's (together with New Century Energy
Corp) agreement with Strong Petroleum Group ended. On September 28, 2006 a Memorandum Concerning the Termination of the Development Agreement with Strong was signed by the Company, New Century and Strong.

         During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5 percent interest in the Company's issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company's issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Notes 1, 6, 17 & 18 - Notes to Consolidated Financial Statements)

- BROOKSHIRE DOME FIELD AREA:

         In June of 2005, the Company used $19,930 of loan proceeds for the purchase of a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. Also in June of 2005, the Company used approximately $95,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well.


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

         The Company is not aware of any environmental claims existing as of March 8, 2007, which would have a material impact upon the Company's financial position or results of operations.

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


GOING CONCERN

         Aquatic Cellulose International Corporation has experienced recurring losses, has a working capital deficiency of $11,005,381 and an accumulated deficit of $15,036,863 as of May 31, 2006. At the end of fiscal year ended May 31, 2004 the Company had reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas. Though the Company has acquired a significant revenue producing asset, the Hamill lease working interest, its difficulty in raising further capital required for ongoing development could result in the Company having to scale back its operations. This factor, among others, raises substantial doubt as to its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Notes to Consolidated Financial Statements - Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMPLOYEES

As of May 31, 2006 the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there is one Consultant under contract and two Consultants operating on a month to month basis.

ITEM 2.  DESCRIPTION OF PROPERTY

         Prior to October 2006, AQCI's offices were located at 2504 43rd Street, Suite 5, Vernon, British Columbia, VIT 6L1. There is no lease and the rent is due on a monthly basis at the rate of $280.00.

         During October 2006, AQCI moved its office to the new location at 331 4th Street, NE, Salmon Arm, British Columbia, V1E 4P2. There is no lease and the rent is due on a monthly basis at the rate of $534.00.

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

         The Company is currently in process to seek approval from shareholders to amend our certificate of incorporation to increase the number of authorized Common Stock from 100,000,000 to 3,000,000,000 shares, to amend our certificate of incorporation to change the Company name to Valor Corporation.

         The increase in authorized shares will allow the Company to facilitate the conversion to equity of existing convertible debt, amounts due to related parties and issue stock commitments to professionals. The change of our Company name will better identify the Company in the new business. (See Note 17 - Notes to Consolidated Financial Statements)

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock currently trades on the Pink Sheets, under the trading symbol "AQCI". The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

                                                      HIGH BID      LOW BID
                FISCAL 2004
                First Quarter 2004                        .004         .004
                Second Quarter 2004                       .006         .004
                Third Quarter 2004                        .006         .006
                Fourth Quarter (5/31/04)                  .007         .004

                FISCAL 2005
                First Quarter 2005                        .005         .002
                Second Quarter 2005                      .0015        .0015
                Third Quarter 2005                       .0014        .0014
                Fourth Quarter (5/31/05)                  .005        .0032

                FISCAL 2006
                First Quarter 2006                        .004         .003
                Second Quarter 2006                      .0035         .002
                Third Quarter 2006                       .0024         .002
                Fourth Quarter (5/31/06)                  .017         .015

         To date, AQCI has not declared or paid dividends on its common stock.

         As of May 31, 2006, there were approximately 398 shareholders of record (that are not in street name) of AQCI's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the seller formally canceled the agreement. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company had received from the executor of Mr. Lefebvre's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. During July 2006, the company finalized the cancellation of the 2,500,000 shares of restricted stock that were originally on deposit for the purchase of equipment. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750. (See Notes 14 and 18 - Notes to Consolidated Financial Statements)

         The Company plans to file an amended Preliminary 14/A filing with the Securities and Exchange Commission, wherein, the Company will announce its intention to seek shareholder approval for an increase in the authorized shares to 300,000,000 shares. Additionally, the Company will seek approval to change the Company name to Valor Corporation. (See Note 17 - Notes to Consolidated Financial Statements)


CONVERTIBLE NOTES ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

         During December 2003, the Company entered into an agreement whereby, the repayment of the outstanding debentures is intended to be made by an Equity Line of Credit instrument negotiated between the convertible debenture holders and the Company. Based on this arrangement, the Company and the convertible debenture holders further agreed to an additional funding of $900,000. While these new funds are secured as a convertible debt, the repayment is intended to be managed through the Equity Line of Credit. The Company signed a $100,000 convertible promissory note as an advance on the $900,000 and paid $80,000 as a deposit to acquire the Hamill Lease and Options (See Note 9 - Notes to Consolidated Financial Statements).

         On March 22th, 2004 Aquatic issued three convertible debentures of $433,333, $433,334 and $33,333 respectively, in cash each for an aggregate of $900,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. Proceeds were used to acquire a working interest in Hamill Lease and pay a portion of outstanding consulting fees (See Note 5 and 9 - Notes to Consolidated Financial Statements).

         On August 6th, 2004 Aquatic issued four convertible debentures of $40,000, $7,500, $92,500 and $110,000 respectively, in cash each for an aggregate of $250,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. Proceeds were used to acquire a working interest in Prado and pay a portion of outstanding consulting fees as of May 31, 2004 (See Note 6, 9 and 18 - Notes to Consolidated Financial Statements).

         In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent (See Note 9 - Notes to Consolidated Financial Statements).

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

TRANSFER AGENT AND REGISTRAR

         The Company's transfer agent is Oxford Transfer & Registrar located at 1000 Southwest Broadway, Suite 920, Portland, Oregon, 97205.

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

PLAN OF OPERATIONS
-------------------

         The Company has reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas and currently focusing on the Hamill lease, including the newly acquired approximately 1600-acre addition and the 26 lease program in Waller County in the area of the Brookshire Dome Field.

HAMILL LEASE

         The 3645-acre Hamill Lease is secured by the property's natural gas production from five of the seven existing wells; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17., with our portion of the daily production in excess of approximately 176 MCF of gas per day, (MCFGPD) however, the Company can give no assurances that the wells will continue to produce at this rate, if at all. With a regulatory well spacing requirement of 40 acres per well the property has wells spanning approximately 300 acres with the remaining 3,345 acres largely available for drilling of new wells. The property has historically produced natural gas from multiple stacked pay sands supported by a 10 square mile area of mutual interest.

         The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used by Century in the development planning of the property and new drilling locations have already been identified for drilling in 2007 and 2008. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

         The Company plans to participate in the development of the property throughout 2007 and 2008 by continuing recompletion work of existing well bores, as well as drilling of identified prospects. A report by R. A. Lenser & Associates, independent petroleum engineers located in Houston, Texas, prepared estimates of the net proved natural gas reserves as of January 1, 2006 for the South Sargent Field, Hamill Lease. The report discusses the Company's proved undeveloped (PUD) reserves primarily relate to reserves that are to be recovered from six new proved drilling locations. Since our Hamill Lease located in the South Sargent field in Matagorda County, Texas is in an area with multiple pay zones, this property has proved producing, proved non-producing and proved undeveloped reserves (See Note 18 - Notes to Consolidated Financial Statements)

BROOKSHIRE DOME FIELD AREA

         In June of 2005, the Company used $19,930 of loan proceeds for the purchase of a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. Also in June of 2005, the Company used approximately $95,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well.

OTHER DEVELOPMENTS

         As reported in Item 12 - Certain Relationships And Related Transaction and Note 19 of the accompanying Notes to Consolidated Financial Statements, the Company has completed the acquisition of the TigeroLynk(TM) large scale underwater manipulator technology. The Company management believes this technology represents a significant addition to the systems used in the off-shore oil and natural gas industry. The Company plans to finish the construction of the first commercial model of the TigeroLynk(TM) 120 in 2007, following which the Company will engage in a marketing and sales campaign focusing on the off-shore oil and natual gas and other underwater related industries. (See Note 18 - Notes to Consolidated Financial Statements)


SUMMARY OF OBJECTIVES

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

         During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company's former CEO, which results in the Company owning a major component to the TigeroLynk(TM) AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment) (See Notes 4 and 18 - Notes to Consolidated Financial Statements)

         As of May 31, 2006, the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there is one consultant under contract and two consultants operating on a month to month basis.

RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 2006 COMPARED TO YEAR ENDED MAY 31, 2005

         The company earned revenue of $457,243 for the year ended May 31, 2006, compared with $91,634 for fiscal 2005 for an increase of $365,609. The increase in equity interest is primarily due to increased production and the overall price increases in the oil and gas sector.

         Operating costs and expenses for the year ended May 31, 2006, were $592,234 and $390,428 for the year ended May 31st, 2005, for a increase of $201,806. While the selling, general and administrative expenses in 2006 of $307,580 were comparable to the 2005 figure of $288,683, the depreciation and depletion expenses in 2006 of $223,799 was $186,301 higher than the 2005 figure of $37,498. This increase is directly attributable to the depletion of the Hamill acquisitions. Also, interest expense on the derivative liability contributed a significant increase to operating expenses.

         The Company incurred a loss from operations in fiscal 2006 of $134,991 compared with a loss of $298,794 in fiscal 2005. This reduction in losses is mainly attributable to the increase production and revenue from the Hamill lease.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities in fiscal 2006 amounted to $256,961 compared to net cash used of ($254,745) in fiscal 2005 for an increase in use of cash of $511,706. The provided cash is attributable to a gain on settlement of investment in Wharton 3D of $256,218, a gain on partial sale of investment in Prado lease of $40,000, a gain on write-off and settlement of accounts payable of $108,755, and $80,709 in undistributed equity in earnings of Hamill and Prado leases which was offset by $223,652 in depreciation and depletion, $60,855 in amortization of deferred financing costs, $637,498 in accretion of convertible debt discount, a $4,379,532 change in derivative liability, a $12,487 change in warrant liability, $3,750 in compensation expense related to stock issued to an officer, and an increase in accounts payable and accrued liabilities of $531,372.

The Company has the following contractual obligations:

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Company has various contractual obligations which are recorded as liabilities in the consolidated financial statements. Other items, such as certain lease agreements and executory contracts are not recognized as liabilities in our consolidated financial statements but are required to be disclosed. For example, the Company is contractually committed to make certain minimum lease payments to New Century Resources, Inc. under lease operating expense agreements.

The following table summarizes our significant contractual obligations on an undiscounted basis as of May 31, 2006 and the future periods in which such oligations are expected to be settled in cash or converted into the Company's common stock. In addition, the table reflects the timing of principal and interest payments on outstanding borrowings. Additional details regarding these obligations are provided in footnotes to the consolidated financial statements, as referenced in the table:

                                                                      Payments Due by Period
                                                  --------------------------------------------------------------------
                                                   On-Demand
                                                      &                                                  Convertible
                                                   Less than                                 More than      to common
                                       Total         1 Year       2 Years       3 Years       3 Years        Stock
                                    -----------   -----------   -----------   -----------   -----------   -----------
Accrued liabilities                 $ 1,034,830   $    28,251   $ 1,006,579
Amounts due related parties             836,225       236,340                                                 599,885
Convertible debentures (Note 10)      1,899,120                                                             1,899,120
Derivative Liability                  6,838,737                                                             6,838,737
Warrant Liability                        18,229                                                                18,229
Notes payable (Note 11)                 297,253       248,114                                                  36,791
                                    -----------   -----------   -----------   -----------   -----------   -----------

                                     10,924,394       512,705          --            --            --      10,399,341

Other (1)                               537,480       134,580       134,580       134,580        43,740        90,000
                                    -----------   -----------   -----------   -----------   -----------   -----------

Total contractual obligations (2)   $11,461,874   $   647,285   $   134,580   $   134,580   $    43,740   $10,489,341
                                    ===========   ===========   ===========   ===========   ===========   ===========


(1) Other commitments primarily comprise employment agreements with officers and operating lease agreeement with New Century Resources (through May
      2011)

(2)   Comprised of the following:

      Liabilities recorded on the balance sheet                   $ 10,924,394
      Commitments not recorded on the balance sheet                    537,480
                                                                   -----------

                                                                  $ 11,461,874
                                                                   ===========

         Financing activities generated net cash of $70,116 in fiscal 2006 compared with $297,721 in fiscal 2005. The cash from financing activities for fiscal year 2006 was generated from the issuance of notes payable of $295,073 and unpaid fees and expenses due to stockholders of $31,624 offset by payments on notes payable of $59,611 and partial payments to Gary Ackles on related party debt of $196,970.

         For the period ended May 31, 2006, the Company utilized $200,000 in working capital loaned to the Company by United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2005, following which it will bear interest at 20% and be payable on demand. As of May 31, 2006, the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in Hamill lease to increase production. This amount is included in notes payable (See Notes 5, 7 and 10 - Notes to Consolidated Financial Statements).

         On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest. During the three-month period ended November 2005, the Company sold Titan shares to third parties for $286,715 in cash and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During the three-month period ended February 28, 2006, the Company exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Prado lease, or other existing properties, and decided to terminate there agreement with the Company. While negotiating the final settlement, the Company paid Titan $80,000. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of there initial investment in Prado. As of May 31, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Prado field interest. (See Notes 6, 10 and 18 - Notes to Consolidated Financial Statements)

         During February 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principle balance owing of $40,388, as at May 31, 2006, is included in notes payable.

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

         During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company's authorized shares and change the Company name (See Notes 17 and 18 - Notes to Consolidated Financial Statements).

         For the period ended May 31, 2006 and 2005, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the issuance of debt.

         At May 31, 2006 the Company had cash of $83,817 for total current assets of $83,817.

         As of May 31, 2006, the Company had a working capital deficiency of $11,005,381 and an accumulated deficit of $15,036,863. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 17 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

OIL AND GAS PROPERTY ACCOUNTING

         Oil and gas companies may elect to account for their property costs using either the "successful efforts" or "full cost" accounting method. Under the success efforts method, lease acquisition costs and intangible development costs on successful wells and development dry holes are capitalized. Selection of the oil and gas accounting method can have a significant impact on a company's financial results. We use the successful efforts method of accounting and generally pursue investments and development of proved reserves as opposed to exploration activities.

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

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS 155 amends SFAS 133 and SFAS 140. SFAS 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interest in securitized financial assets, to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of applying FAS 155.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company's financial position.


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

1. A FORM 8-K/A WAS FILED ON MAY 12TH, 2005, REPORTING A CHANGE IN ACCOUNTING FIRMS.

         By way of letter dated April 11, 2005 Wong Johnson and Associates, a Professional Corporation, (the "Former Accountants") confirmed to Aquatic Cellulose International Corp. (the "Company") their earlier verbal notification that they resigned as the Company's principal accountants effective March 6, 2005 because they ceased auditing publicly traded companies.

         The Former Accountants' reports on the consolidated financial statements for the years ended May 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles.

         The Former Accountants' report on the consolidated financial statements of the Company as of and for the year ended May 31, 2004, contained two explanatory paragraphs, which read as follows:

         Aquatic Cellulose International Corporation (the "Company") has experienced recurring losses, has negative working capital and an accumulated deficit as of May 31, 2004. These factors raise substantive doubt about the Company's ability to continue as a going concern Management's plans in regard to these matters is disclosed in Note 2.

         Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might result from the outcome of this uncertainty.

         The Company's Board of Directors has received and accepted the resignation of the Former Accountants.

         During the last two years preceding the Former Accountants' resignation and for the interim period from June 1, 2004 through April 11, 2005, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused the Former Accountants to make reference to the subject matter of the disagreements in connection with the Former Accountants' reports.

         During the last two years preceding the Former Accountants' resignation and for the interim period from June 1, 2004 through April 11, 2005, there were no "reportable events" as defined by regulation S-K, Item 304(a)(1)(v)(A) through (D).

         After receiving the letter of resignation of the Former Accountants and on April 20, 2005, the Company engaged Peterson Sullivan, PLLC, of Seattle, Washington (the "New Accountants") as the principal accountants to audit the Company's financial statements. Prior to formally engaging the New Accountants, the Audit Committee of the Company's Board of Directors approved said action with respect to the New Accountants.

         A letter from the Former Accountants addressed to the Securities & Exchange Commission ("SEC") stating that the Former Accountants agree with the statements contained herein has been filed as an exhibit to this report

ITEM 8A. CONTROL AND PROCEDURES

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

         Mr. Westgarde became aware of potential problems in our disclosure controls and procedures in connection with the filing of a Proxy statement on
Schedule 14/A ("Schedule 14/A") on November 8, 2005, and in the customary course of the Commission's review of the Schedule 14/A and other Company filings, during which time the Commission issued a comment letter (the "Comment Letter") to the Company dated December 8, 2005. The Comment Letter included comments indicating a number of deficiencies in the Company's filings. These deficiencies included such items as the omission of certain agreements that the Company has entered into as exhibits to the Company's quarterly and annual reports, filed with the commission, and as required by Item 601 of Regulation S-B. Additionally and after further consultation with accounting professionals Mr. Westgarde became aware that the Company's convertible debenture debt is not conventionally convertible and does not qualify for the scope exceptions from the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, rules for accounting for derivative instruments, and therefore, such debt derivative liabilities were not accounted for in the Company's' financial reports in accord with SFAS No.
133. Additionally, the Comment Letter indicated that certain Company quarterly and annual reports filed with the commission contained certifications that did not conform to the format provided in Item 601 (b)(31) of Regulation S-B. As a result of the deficiencies in the Company certain quarterly and annual reports the Company has not filed its subsequent quarterly and annual reports in a timely fashion.

         As a result of Mr. Westgarde's review of our disclosure controls and procedures, it was determined that during the preparation of certain quarterly and annual reports of the Company's, the Company lacked the proper communication and input from its SEC Attorney to correctly address deficiencies.

         As a result of the Comment Letter and the review of our disclosure controls and procedures, we have embarked on a process to address and correct the deficiencies in certain of our filings done with the commission, as well as complete and file our outstanding quarterly and annual reports. This process will include the re-filing of certain quarterly and annual reports to include the missing exhibits and correct certification format. In review of the Company's accounting for the liability of the existing convertible debt we have engaged additional financial professionals in the recalculation and restatement of these liabilities in accord with SFAS 133 rules for accounting for derivative instruments and included the results of these restatements in our report on Form 8-K filed on March 9, 2007, and this report on Form 10-KSB for the fiscal year ended May 31, 2006.

         We believe that during the fiscal year ending May 31, 2007, the Company will be able to finalize changes in our controls and procedures to prevent deficiencies in our disclosures. This will be done by working with securities attorneys and engaging outside advisors to provide advice and assistance with implementing internal procedures to ensure that controls and procedures are adequate and effective.

CHANGES IN INTERNAL CONTROLS
----------------------------

         During May of 2006 the Company initiated changes in our internal controls and procedures to provide for accurate, effective and timely disclosures. This change involved the training of existing staff to assemble documents required to be filed in our disclosures as well as manage certain financial processes that were previously performed by outside accountants. This change has given the Company effective control over our required disclosures by streamlining the processes involved in recording, processing, summarizing, and reporting information required to be disclosed specified in the Securities and Exchange Commission's rules and forms.

         Other than these changes implemented during this period ended May 31, 2006 there have been no additional changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

                 NAME                          AGE          POSITION
                 -----                         ---          --------
                 Sheridan B. Westgarde          37          Director & President

         The officers and Directors of Aquatic will devote only such time as they deem appropriate in the business affairs of our Company. It is, however, expected that the officers will devote the time deemed necessary to perform their duties for the business of our Company. The amount devoted by our director is discussed below.

         The directors of Aquatic are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified.

BIOGRAPHIES OF OUR EXECUTIVE OFFICERS AND DIRECTORS

         Sheridan B. Westgarde: Mr. Westgarde was appointed to the Board of directors March 27, 2003. As a C.A.S. Tech. graduate of UCC British Columbia and a recognized specialist in the robotics and automation industry, Mr. Westgarde has been extensively involved in the design and development of the TigeroLynk(TM) manipulator technology. In addition, Mr. Westgarde has valuable knowledge and experience in the Oil and Gas industry, providing his technical expertise in down-hole tool management and implementation.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended May 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS

         On May 20, 2006, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in Item 13 as an Exhibit 99.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31, 2006 to the Company's Chief Executive Officer, Secretary and Director during such period.

                                           CHART - EXECUTIVE COMPENSATION

      Payouts                    Annual Compensation                                Long Term Compensation Awards
------------------------------------------------------------------------------------------------------------------------------------
        (a)          (b)      (c)       (d)           (e)               (f)              (g)            (h)             (i)
------------------------------------------------------------------------------------------------------------------------------------
Name and Principal   Year    Salary    Bonus      Other Annual      Restricted       Securities         LTIP         All Other
     Position                                     Compensation     Stock Awards      Underlying     Payouts ($)   Compensation ($)
                                                      ($)               ($)        Options/SAR (#)
------------------------------------------------------------------------------------------------------------------------------------
Sheridan B.          2006    60,000                                                       0
Westgarde            2005    60,000                                                       0
President/CEO        2004    82,500                                                       0
------------------------------------------------------------------------------------------------------------------------------------


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

During July 2006, the previous agreement with the Company's CEO, Mr. Sheridan Westgarde, to exchange all amounts due in cash and stock compensation for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy has expired. The Company is responsible to pay all amounts owed to Mr. Westgarde for consulting services and stock returned to treasury (See Note 8 and 18 - Notes to Consolidated Financial Statements).

During July 2006 the agreement between the Company and the Company CEO Sheridan Westgarde to settle all amounts owed Mr. Westgarde expired. All amounts are currently owed and payable on demand. (See Notes 8, 14 and 18 - Notes to Consolidated Financial Statements)

During October 2006, the Company's Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company's CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors has committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde's option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock (See Notes 8, 12, 14 and 18 - Notes to Consolidated Financial Statements).

COMPENSATION OF DIRECTORS

         Mr. Westgarde, the Company's President and Chief Executive Officer, is currently the sole director of the company with his compensation as detailed above. The Company is committed to make Mr. Lonnie Hayward a director pending shareholder approval of the Proxy. (See Notes 14 & 17 - Notes to Consolidated Financial Statements).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of the date of this Registration Statement regarding certain Ownership of our Company's outstanding Common Stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners of more than five percent of the common stock.

Name and Address                Shares Owned Beneficially(1)   Percent of Class
-------------------------------------------------------------------------------

Sheridan B. Westgarde                      950,000                    1.0%
2504 27th Ave.
Vernon, BC. V1T 1T1


Officer/Director as a Group                950,000                    1.0%


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

         During March 2004, the Company entered into consulting agreement with Lonnie Hayward who specializes in assisting publicly held companies to find acquisition candidates and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. As of fiscal year ended May 31, 2006, the Company has continued to honor terms of Mr. Hayward's original contract and have doing so on a month to month basis.

         During July 2004, the Company received short term loans from Sheridan Westgarde, the Company's CEO, Lonnie Hayward, consultant, and Robert Marchand in an amount aggregating $42,000 which was used, along with Company's available cash, to fund the purchase of the 50 percent working interest in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, Mr. Westgarde and Mr. Hayward were repaid their principal amounts plus 10 percent, while Mr. Marchand declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months. As of fiscal year ended May 31, 2006 the remaining 10 percent has not been paid.

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

         Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, Gary Ackles ("Ackles"), the Company had, in the past, advanced $100,000 towards the purchase of an aquatic timber harvesting (ATH) machine that is now known and referred to as TigeroLynk(TM) AR-120. In June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp ("Legacy"), a company controlled by Ackles, to merge the public Company with Legacy and the

TigeroLynk(TM) robotic technology. During July 2004, the Company revised this agreement to end the merger plan and return the remaining aquatic timber harvesting equipment so as to settle the amount due Ackles and Legacy as of May 31, 2004. Due to the delay in consummating that agreement the Company and Ackles began negotiating a new settlement agreement. As of November 30, 2006, the Company had paid Ackles and Legacy $84,970 while terms of the settlement were being finalized. As of February 28, 2006, the Company had paid Ackles and Legacy $146,970 while terms of the settlement were being finalized. As of May 31, 2006, the Company had paid Ackles and Legacy $196,970 while terms of the settlement were being finalized.

         In October of 2006 the Company completed a final settlement agreement with Ackles. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (plus $20,000 in late payment penalties) as condition upon Ackles agreeing to accept $25,000 payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The purchase of the TigeroLynk(TM) technology involve the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending shareholder approval of the increase in authorized shares, as incentive to completing the settlement agreement.

         As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was on deposit with him at May 31, 2006, as well as additional payments made subsequent to May 31, 2006 of $40,000, for a total aggregate of payments made of $261,970. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares and pending shareholder approval of the Proxy (See
Note 17 and 18 - Notes to Consolidated Financial Statements).

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

6.1      Lease for the Premises dated November 1st, 1996. (1)

10.1     Form of Secured Convertible Debenture Purchase Agreement. (2)

10.2     Form of Registration Rights Agreement. (2)

10.3     Form of 12% Convertible Debenture. (2)

10.4     Form of Security Agreement. (2)

10.5 Estimated Reserves And Future Income Attributable to Certain Leasehold Interest as of January 1, 2005

10.6 Estimated Reserves And Future Income Attributable to Certain Leasehold Interest as of January 1, 2006

14       Code of Ethics for Chief Executive Officer and Senior Financial
         Officers

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

2. Form 8-K dated April 13th, 2004 reported that on March 22, 2004 Aquatic Cellulose International Corporation ("AQCI") completed a $900,000 financing with a New York based investor group. The financing has been structured as a convertible debenture. On March 22, 2004 Aquatic Cellulose International Corporation ("AQCI") completed a purchase and sale agreement with Century Resource Inc. of Houston Texas, for the acquisition of a 20% working interest and 16% net revenue interest in the 3,645 acre Hamill Lease natural gas property in Matagorda County, Texas. This agreement, with three successive one year terms and an exclusive renewal option on each year, provides Aquatic the exclusive option to participate in purchase or exploration of any and all future projects by Century. The cost of this acquisition and exclusive optional participation agreement was $580,000 dollars and a 15% ownership stake in the company. The decision to approve the terms of the financing and subsequent working interest acquisition was approved by the Board of Directors.

3. Form 8- K/A dated April 20th, 2005 reported by way of letter dated April 11, 2005 Wong Johnson and Associates, a Professional Corporation, (the "Former Accountants") confirmed to Aquatic Cellulose International Corp. (the "Company") their earlier verbal notification that they resigned as the Company's principal accountants effective March 6, 2005 because they ceased auditing publicly traded companies. The Former Accountants' reports on the consolidated financial statements for the years ended May 31, 2004 and 2003 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principles. During the last two years preceding the Former Accountants' resignation and for the interim period from June 1, 2004 through April 11, 2005, there were no disagreements with the Former Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountants, would have caused the Former Accountants to make reference to the subject matter of the disagreements in connection with the Former Accountants' reports. After receiving the letter of resignation of the Former Accountants and on April 20, 2005, the Company engaged Peterson Sullivan, PLLC, of Seattle, Washington (the "New Accountants") as the principal accountants to audit the Company's financial statements. Prior to formally engaging the New Accountants, the Audit Committee of the Company's Board of Directors approved said action with respect to the New Accountants.

4. Form 8- K dated March 9, 2007 reported that on February 27, 2007, our Chief Executive Officer and Chief Financial Officer, Mr. Sheridan B. Westgarde, concluded that the Company's audited financial statements for the year ended May 31, 2005, which are included in the Company's Form 10-KSB for that period, can no longer be relied upon Additionally, the Company's unaudited financial statements for the three, six and nine months ended August 31, 2005, November 30, 2005 and February 28, 2006, respectively, which are included in the Company's Form 10-QSB's for those periods, can no longer be relied upon. Specifically, the Company's consolidated balance sheet will be affected, with a substantial decrease in stockholders' equity and a corresponding increase in liabilities due to an accounting error resulting in financial restatements. Additionally, there will be a material change in the consolidated statement of operations.

In the customary course of the Commission's review of a Schedule 14/A and other Company filings, the Commission issued a comment letter (the "Comment Letter") to the Company dated December 8, 2005. The Comment Letter included comments indicating that the way the Company had been accounting for its convertible debt may have been incorrect. During the course of preparing the financial statements for the year ended May 31, 2006, and the related Form 10KSB for 2006, and after further consultation with accounting professionals, Mr. Westgarde concluded that the Company's accounting for the secured convertible debt ("Convertible Note") was not in accordance with U.S. generally accepted accounting principles. Specifically, the Convertible Note was deemed to not meet the definition of a "conventional convertible note," and therefore, embedded derivatives included therein such as the Convertible Note feature and stock warrants issued to the lender, and certain other provisions, should have been accounted for as derivative liabilities and not initially recorded as beneficial conversion features within stockholders' equity.

The Company is restating its audited May 31, 2005 financials to record its derivative and warrant liabilities associated with convertible debentures, as well as, record the accretion expenses related thereto. Additionally, such restatements to the Company's May 31, 2005 audited financial statements also require us to make similar material modifications and to restate our unaudited financial statements for the three months ended August 31, 2005, the three and six months ended November 30, 2005, and the three and nine months ended February 28, 2006. All of the modifications and adjustments to the Company's audited May 31, 2005 financial statements and the Company's unaudited August 31, 2005, November 30, 2005 and February 28, 2006 financial statements will be described in detail in the footnotes to the those restated financials appearing in the Company's Form10-KSB for the fiscal year ended May 31, 2006, which the Company anticipates filling shortly.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1)  AUDIT FEES & AUDIT-RELATED FEES

During fiscal year 2005, the Company incurred a total of $26,721 that was directly associated with the preparation of quarterly and annual reports and related fees.

During fiscal year 2006, the Company incurred a total of $42,734 that was directly associated with the preparation of annual audit reports and quarterly reports and related fees.

2) TAX FEES

During fiscal year 2004, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2005, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2006, there was $4,000 in fees billed associated with the preparation of tax filings.

3) ALL OTHER FEES

During fiscal year 2004, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2005, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2006, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

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

 Consolidated Financial Statements of

                                AQUATIC CELLULOSE
                               INTERNATIONAL CORP.
                        May 31, 2006 and 2005 (Restated)


                                                                           Page
                                                                           ----
                      INDEX TO AUDITED FINANCIAL STATEMENTS


Independent Auditors' Report                                                F-2

Consolidated Balance Sheet as of May 31, 2006
and 2005 (Restated)                                                         F-3

Consolidated Statement of Operations for the years ended
May 31, 2006 and 2005 (Restated) F-4 Consolidated Statement
of Comprehensive Loss for the years ended May 31, 2006
and 2005 (Restated)                                                         F-5

Consolidated Statement of Stockholders' (Deficiency) Equity
for the years ended May 31, 2006 and 2005 (Restated)                        F-6

Consolidated Statement of Cash Flows for the years ended
May 31, 2006 and 2005 (Restated)                                            F-7

Notes to Consolidated Financial Statements                                  F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aquatic Cellulose International Corp.
Salmon Arm, B.C. Canada


We have audited the accompanying consolidated balance sheet of Aquatic Cellulose International Corp. and Subsidiary ("the Company") as of May 31, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended May 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquatic Cellulose International Corp. and Subsidiary as of May 31, 2006, and the results of their operations and their cash flows for the years ended May 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated positive cash flows from operations and has an accumulated deficit at May 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17 to the consolidated financial statements, the Company has restated the May 31, 2005 balances to correctly report the accounting for the convertible notes, the related debt derivative and warrants. Accordingly, adjustments have been made to current liabilities, stockholders' deficit and net loss as of May 31, 2005.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
March 5, 2007

                                                                                              AQUATIC CELLULOSE INTERNATIONAL CORP.


                                                                                                         Consolidated Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                     MAY 31, 2006
------------------------------------------------------------------------------------------------------------------------------------

ASSETS


Current Assets
   Cash                                                                                                            $         83,817

Property and equipment, net                                                                                                   2,193
Investment in Hamill lease                                                                                                  932,303
Investment in Prado lease                                                                                                    49,918
Investment in Brookshire lease                                                                                              105,758
Advance on equipment purchase                                                                                               296,970
------------------------------------------------------------------------------------------------------------------------------------
   Total Assets                                                                                                    $      1,470,959
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                                                $        164,804
   Accrued expenses                                                                                                       1,034,830
   Amounts due to related parties                                                                                           836,225
   Convertible debentures, net of discount of $31,680                                                                     1,899,120
   Derivative liability                                                                                                   6,838,737
   Warrant liability                                                                                                         18,229
   Notes payable                                                                                                            297,253
------------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                                           11,089,198
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit
   Preferred stock,$0.001 par value per share
     10,000,000 shares authorized. No shares
     issued and outstanding                                                                                                       -
   Common stock, $0.001 par value, 100,000,000
      shares authorized, 100,000,000 shares issued and
      outstanding                                                                                                           100,000
   Additional paid in capital                                                                                             5,363,441
   Accumulated deficit                                                                                                  (15,036,863)
   Foreign currency translation                                                                                             (44,817)
------------------------------------------------------------------------------------------------------------------------------------
     Total stockholders' deficit                                                                                         (9,618,239)
------------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                                        $      1,470,959
====================================================================================================================================

                                                                                                              SEE ACCOMPANYING NOTES



                                                                                              Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                        FOR THE YEARS ENDED
                                                                                                     MAY 31, 2006     MAY 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       (restated)

Equity in earnings of leases                                                                     $       457,243   $         91,634


Operating expenses
   Selling, general and administrative                                                                   307,727            288,683
   Financing fees                                                                                         60,855             64,247
   Depreciation and depletion                                                                            223,652             37,498
-----------------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                                                         592,234            390,428
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                                    (134,991)          (298,794)
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense)
   Interest expense                                                                                    (346,968)          (1,208184)
   Interest income (expense) related to convertible debt                                             (5,029,517)            238,445
   Gain on write-off and settlement of liabilities                                                       108,755             25,324
   Gain from settlement of investment in Wharton 3D                                                      256,218                  -
   Gain on sale of interest - Prado                                                                       40,000             76,344
------------------------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                                          (4,971,512)          (868,071)
------------------------------------------------------------------------------------------------------------------------------------


Net loss                                                                                         $    (5,106,503)  $     (1,166,865)
                                                                                                 ===================================

Weighted Average Shares Outstanding                                                                  100,000,000        100,000,000
                                                                                                 ===================================

Loss Per Common Share (Basic and fully diluted)                                                  $         (0.05)  $          (0.01)
                                                                                                 ===================================

                                                                                                              SEE ACCOMPANYING NOTES






                                                                                      Consolidated Statements of Comprehensive Loss
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                        FOR THE YEARS ENDED
                                                                                                  MAY 31, 2006 MAY      31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      (restated)

Net loss                                                                                         $    (5,106,503)  $     (1,166,865)

Foreign currency translation adjustment                                                                      198             (3,983)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss                                                                               $    (5,106,305)  $     (1,170,848)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                             SEE ACCOMPANYING NOTES




                                               Consolidated Statement of Stockholders' Deficit
---------------------------------------------------------------------------------------------

                                                                                  Paid
                                                   Common          Common          In
                                                   Shares          Stock        Capital
---------------------------------------------------------------------------------------------
   Balance at May 31, 2005, as previously

   reported                                        100,000,000  $    100,000 $    7,389,493

    Restatement of convertible debt
liabilities                                                                     (1,904,802)
                                                ---------------  ------------  -------------

    Balance at May 31, 2005, as restated           100,000,000       100,000      5,484,691

   Return of stock for purchase of equipment        (2,500,000)       (2,500)      (122,500)
   Issued to officer for compensation                2,500,000         2,500          1,250
   Foreign currency translation adjustment
   Net loss
---------------------------------------------------------------------------------------------

   Balance at May 31, 2006                         100,000,000  $    100,000 $    5,363,441
=============================================================================================


                                                                      SEE ACCOMPANYING NOTES


SECOND PARD OF TABLE

                                                Consolidated Statement of Stockholders' Deficit
----------------------------------------------------------------------------------------------------------------

                                                                   Foreign                          Total
                                                   Advance on     Currency      Accumulated     Stockholders'
                                                    Deposit      Translation      Deficit          Deficit
----------------------------------------------------------------------------------------------------------------

   Balance at May 31, 2005, as previously
   reported                                       $   (125,000)  $   (45,015)  $  (9,330,518)  $    (2,011,040)

    Restatement of convertible debt
liabilities                                                                         (599,842)       (2,504,644)
                                                    -----------    ----------   -------------   ---------------

    Balance at May 31, 2005, as restated              (125,000)      (45,015)     (9,930,360)       (4,515,684)

   Return of stock for purchase of equipment           125,000                                               -
   Issued to officer for compensation                                                                    3,750
   Foreign currency translation adjustment                               198                               198
   Net loss                                                                       (5,106,503)       (5,106,503)
----------------------------------------------------------------------------------------------------------------

   Balance at May 31, 2006                        $          -   $   (44,817)  $ (15,036,863)  $    (9,618,239)
================================================================================================================


                                                                                           SEE ACCOMPANYING NOTES



                                                                                              Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------



                                                                                                        FOR THE YEARS ENDED
                                                                                                 MAY 31, 2006       MAY 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                                      $    (5,106,503)  $     (1,166,865)
   Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
         Depreciation and depletion                                                                      223,652             37,498
         Amortization of deferred financing costs                                                         60,855             64,248
         Accretion of convertible debt discount                                                          637,498            717,039
         Change in derivative liability                                                                4,379,532            (56,747)
         Change in warrant liability                                                                      12,487              4,134
         Common stock issued for Officer compensation                                                      3,750                  -
         Undistributed equity in losses (earnings) of leases                                             (80,709)                 -
         Gain on settlement of investment in Wharton 3D                                                 (256,218)                 -
         Gain on sale of interest - Prado                                                                (40,000)           (76,344)
         Gain on write-off and settlement of liabilities                                                (108,755)           (27,730)
Changes in operating assets and liabilities                                                                                       -
         Prepaid expenses and other current assets                                                             -                450
         Accounts payable and accrued expenses                                                           531,372            249,572
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                                                  256,961           (254,745)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of interest in Brookshire lease                                                         (19,930)                 -
        Reimbursement of partial investment in Brookshire lease                                            9,315                  -
        Additional investment in Brookshire lease                                                        (95,143)                 -
        Purchase of interest in Prado lease                                                                    -           (70,000)
        Non-refundable deposit on partial sale of Prado lease                                                  -             40,000
        Proceeds from sale of partial interest in Prado lease                                                  -            112,500
        Additional investment in Hamill lease                                                           (439,510)          (83,597)
        Additional investment in Prado lease                                                                   -           (13,034)
        Acquisition of equipment                                                                            (22)                  -
        Proceeds from sale of Titan Consolidated Inc. common stock                                       318,718                  -
        Payments on settlement of investment in Wharton 3D                                              (100,000)                 -
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                               (326,572)           (14,131)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from the issuance of notes payable                                                      295,073             11,812
        Payments on notes payable                                                                        (59,611)                 -
        Proceeds from issuance of convertible debenture payable                                                -            250,000
        Unpaid fees and expenses due to stockholders                                                      31,624             63,381
        Partial payments to Gary Ackles on related party debt                                           (196,970)                 -
        Deferred financing costs                                                                               -            (27,472)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                             70,116            297,721
------------------------------------------------------------------------------------------------------------------------------------

   Effect of foreign currency exchange rate on cash balance                                                  198             (3,983)
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                                         703             24,862

Cash at beginning of period                                                                               83,114             58,252
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                            $        83,817   $         83,114
====================================================================================================================================




                                                                                                              SEE ACCOMPANYING NOTES


                Consolidated Statements of Cash Flows, continued


                                                                                                        FOR THE YEARS ENDED
                                                                                                 MAY 31, 2006      MAY 31, 2005
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        (RESTATED)
 SUPPLEMENTARY INFORMATION

The Company entered into the following non-cash transactions:

Issued 3,500,000 Titan Consolidated Inc. common shares in exchange for debt                      $        37,500   $              -
                                                                                                 ----------------  -----------------
Cancellation of 2,500,000 common shares related to purchase of equipment                         $       125,000   $              -
                                                                                                 ----------------  -----------------
Issuance of 2,500,000 common shares to officer for compensation                                  $         3,750   $              -
                                                                                                 ----------------  -----------------
Record initial derivative liability in conjunction with August 2004 convertible debt             $             -   $        209,989
                                                                                                 ----------------  -----------------
Record initial warrant liability in conjunction with August 2004 convertible debt                $             -   $            552

Interest Paid                                                                                    $             -   $              -
                                                                                                 ----------------  -----------------
Income taxes paid                                                                                $             -   $              -
                                                                                                 ----------------  -----------------

                                                                                                               SEE ACCOMPANYING NOTE



NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION


Aquatic Cellulose International Corp. (the "Company", "Aquatic" or "AQCI") was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater timber recovery operations and entered the oil and gas industry by acquiring and holding non-operating interests in oil and gas properties in the US.


Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (now publicly traded as New Century Energy Corp and herein referred to as "Century"). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century has an interest in various oil and natural gas properties. The cost of this acquisition and exclusive optional participation agreement that was originally agreed to was $580,000 in cash and prior to the subsequent amendment, a 15 percent ownership stake in the Company (See Note 18).

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

                           CONSIDERATION FOR PARTICIPATING IN PROJECTS: As consideration for the participation rights, a 7.5% ownership stake in Aquatic's issued and outstanding common stock is granted to Century. (See Note 17 &
                           18) COST OF PARTICIPATING IN PROJECTS: The cost of participating in a project is determined by the percentage ownership of the project that Aquatic has elected to participate in. In other words, if Aquatic elects to participate in 50% of the project, its cost to participate would be 50% of all costs to develop such project.

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The Company's 50 percent portion of the acquisition cost was $70,000. The lease has 20 existing wells that were originally producing in the 1960's, 2 of which are still producing (See Note 18 - Subsequent Events)


In June of 2005, the Company used $19,930 of loan proceeds for the purchase of a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the Company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. Also in June of 2005, the Company used approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.


BUSINESS OPERATIONS
-------------------


As of May 31, 2006, the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each company is as follows:


AQCI provides management services to ACL and its working interests in the Hamill, Prado and Brookshire properties (See Notes 5, 6, 7 & 18).


ACL was working closely with its manufacturer on the construction of aquatic timber harvesting equipment. As of May 31, 2003, these operations were discontinued. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due its manufacturer as of May 31, 2004. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and, as of May 31, 2006, had paid Gary Ackles ("Ackles"), the Company's former CEO, and a related party $196,970 while negotiating such settlement. As of May 31, 2006, negotiations to amend the settlement were still in process. (See Note 18)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN
-------------

The Company has experienced recurring losses, has a working capital deficiency of $11,005,381 and an accumulated deficit of $15,036,863 as of May 31, 2006. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company's investment will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 17). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION
-------------------

The Company currently has no operating activities other than its working interests in oil and gas producing properties (Notes 5, 6, 7 and 19). The Company recognizes revenue from its investments in oil and gas properties on the accrual basis in proportion to its ownership interest. Net revenues include revenues from oil and gas sales less direct lease operating expenses. Lease operating expenses include monthly obligations to monitor and maintain production, including monitoring personnel, electricity and sales equipment rental fees.

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

LONG-LIVED ASSETS
-----------------

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements' estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the fiscal years ended May 31, 2006 and 2005, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the fiscal years ended May 31, 2006 and 2005, no impairments have been recorded on unproved properties

INVESTMENT IN HAMILL, PRADO AND BROOKSHIRE LEASES

The Company accounts for its investments in the Hamill, Prado and Brookshire leases at cost initially, and the cost is adjusted for the Company's net revenue interest in the respective leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the respective leases (See Note 18). The Company depletes the acquisition cost of the respective lease using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves (See Note 18). In the case of the Prado and Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the property (See Note 18).

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

As of May 31, 2006 and 2005, the effect of all outstanding warrants would be anti-dilutive due to the Company's net losses. No adjustments were made to reported net income in the computation of EPS.

WARRANTS ISSUED IN CONJUNCTION WITH CONVERTIBLE DEBT
----------------------------------------------------

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

COMPREHENSIVE INCOME
--------------------

The Company has determined that the Company's net loss and foreign currency translation adjustments were the only components of its comprehensive income as of May 31, 2006 and 2005, respectively.

SEGMENT AND GEOGRAPHIC INFORMATION
----------------------------------

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. SFAS No. 131 requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment (See Note 15).

FAIR VALUE OF FINANCIAL INSTRUMENTS
------------------------------------

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The fair values of the Company's cash, accounts payable, accrued expenses, amounts due to related parties and convertible debentures approximate their carrying values due to the relatively short periods to maturity of these instruments. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

CONVERTIBLE DEBT FINANCING AND DERIVATIVE LIABILITIES

The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants. The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended.

In accordance with SFAS 133, the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the notes are not clearly and closely related to the characteristics of the notes. Accordingly, the debt features qualify by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. At May 31, 2006, the estimated fair value of the Company's derivative liability was $6,838,737, as well as a warrant liability of $18,229. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company's commons stock to determine estimated fair value of the derivative liability. In valuing the debt features at May 31, 2006, the Company used the closing price of $0.016 and the respective conversion and exercise prices for the warrants. For the fiscal year ended May 31, 2006, there was an increase in the market value of the Company's common stock from $0.005 at May 31, 2005 to $0.016 at May 31, 2006.

TRANSLATION OF FOREIGN CURRENCY
--------------------------------

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency and therefore its functional currency is the Canadian dollar. In consolidation, foreign currency translation gains and losses are included in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------

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

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS 155 amends SFAS 133 and SFAS 140. SFAS 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interest in securitized financial assets, to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact of applying FAS 155.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company's financial position.

ESTIMATES
---------

The preparations of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period presented. Actual results could differ from those estimates.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at May 31, 2006:

                                                                     2006

                                                                  -----------

         Computer equipment                                       $     4,361
         Furniture and equipment                                        5,258
         Leasehold improvements                                         4,853
                                                                  -----------
                                                                       14,472
         Less: accumulated depreciation                                12,279
                                                                  -----------
                                                                  $     2,193
                                                                  ===========


Depreciation expense was $408 and $467 for the fiscal years ended May 31, 2006 and 2005, respectively.


NOTE 4 - ADVANCE ON EQUIPMENT PURCHASES AND SETTLEMENT OF DEBT

Pursuant to an agreement with a manufacturer, which was controlled by Ackles, the Company had advanced $100,000 towards the purchase of an aquatic timber harvesting machine at a cost of $750,000. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment in exchange for a $100,000 reduction in amounts currently owed to the former CEO and the manufacturer. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and, as of May 31, 2006, had paid Ackles and a related party $196,970 while negotiating such settlement. As of May 31, 2006, negotiations to amend the settlement were still in process (See Notes 8 and 18).

NOTE 5 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following for fiscal year ended May 31, 2006:

         Balance at beginning of fiscal year                      $   640,234
         Additional investment                                        439,510
         Proportionate equity in natural gas revenues                 533,816
         Receipt of earnings in Hamill lease                         (458,182)
         Depletion of investment cost                                (223,075)
                                                                  -----------
                                                                  $   932,303
                                                                  ===========

(See Note 18 - Subsequent Events).

NOTE 6 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following for fiscal year ended May 31, 2006:

          Balance at beginning of fiscal year                       $     5,240
          Release of non-refundable deposit by Titan                     40,000
          Proportionate equity in oil revenues                            7,026
          Receipt of earnings in Prado lease                             (1,950)
          Depletion of Investment Cost                                     (398)
                                                                    -----------
                                                                    $    49,918
                                                                    ===========


During July 2004, the Company entered into an agreement in principle to sell a portion of its working interest in the Prado field to Titan Consolidated Inc. ("Titan"), a Nevada Corporation. The Company received a total of $40,000 in non-refundable deposits from Titan pursuant to a purchase agreement that was terminated in November 2005.


On April 6, 2006, the Company and New Century Energy Corp ("New Century") ("New Century Group", collectively) signed a new extension agreement with Strong Petroleum Group, Inc. The new extension agreement calls for Strong to complete the re-development of the Company's Prado field interests ("Prado Assets") by September 21, 2006. In exchange for the extension of time, the New Century Group will increase its 12.5% working interest to 25% in the Prado Assets. Beginning April 1, 2006, the New Century Group shall also be entitled to one-quarter of all net production proceeds. If Strong fails to perform in accordance with the Revised Work Program on or before the Extended Deadline, their rights will terminate with respect to any and all producing wells associated with the Prado Assets. Additionally, all rights, title and interest in any and all equipment installed on the Prado Assets shall become our property and our assets.


(See Note 18 - Subsequent Events)

NOTE 7 - INVESTMENT IN BROOKSHIRE LEASE


The investment in Brookshire lease consists of the following for fiscal year ended May 31, 2006:


     Initial investment in Brookshire lease (See Notes 1 and 10)     $   19,930

     Additional investment (See Note 10)                                 95,143

     Reimbursement of drilling costs                                     (9,315)
                                                                     ----------

                                                                     $ 105,758
                                                                     =========


NOTE 8 - AMOUNTS DUE TO RELATED PARTIES


Amounts due to related parties consist of the following at May 31, 2006:

Due to Gary Ackles for unpaid
   consulting fees; severance; and
   expenses paid on behalf of Company
   (See Note 18)                                                  $ 298,233


Due to Gary Ackles for shares returned
   to treasury (See Note 18)                                        144,804

Unpaid license agreement between Legacy
   Systems and Company  (See Note 18)                                80,000


Unpaid consulting fees due to Sheridan Westgarde
   (See Note 18)                                                    122,948


Unpaid consulting fees due Gary Ackles
   (See Note 18)                                                     32,852


Unpaid consulting fees to Harvey Smith
    and Lonnie Hayward (See Note 18)                                 63,190


Due to Sheridan Westgarde for shares
   returned to treasury for professional fees                        46,360


Funds borrowed from Legacy Systems
     (See Note 18)                                                   44,000


Un-Issued Stock and Amounts Due Consultants                           3,838
                                                                   --------

                                                                  $ 836,225
                                                                  =========

All amounts due to related parties are non-interest bearing and payable on demand.


During July 2004, the Company entered into an agreement to settle all amounts due Sheridan Westgarde, CEO, as of May 31, 2004 (See Note 14 & 18).


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

During March 2004 and August 2004, the Company issued a $900,000 and $250,000, respectively, of convertible notes and warrants. Convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. The debentures are convertible, at the investors' sole option, into common shares at the lesser of $0.004 per share (fixed conversion price) or 40 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. During June 2005, the Company agreed to an amendment to change the applicable percentage of discount to 70 percent. If, at any time, the Company issues or sells any shares of common stock for no or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price will be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9 percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

After a thorough analysis and review of the terms of the note and respective covenants, the Company has determined the appropriate method of accounting is including the entire debt as a current liability on the balance sheet, since the debt is immediately convertible at the option of the holder.

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the Note on the financial statements.

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the fiscal years ended May 31, 2006 and 2005, the Company accreted $637,498 and $717,039, respectively, of debt discount related to the Notes.

WARRANTS ISSUED

The estimated fair values of the warrants at issuance were as follows:


                                                                     Initial
                                  Number of        Value at        Volatility
  Date of Warrants Issued         Warrants         Issuance          Factor
--------------------------    --------------    --------------   --------------
March 22, 2004                      900,000     $       3,585          254  %
August 6, 2004                      250,000     $         552          254  %


These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at May 31, 2006, the Company used the closing price of $0.016, the respective exercise price, the remaining term on each warrant, and a volatility of 273%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). The warrant derivative liability at May 31, 2005, had increased to a fair value of $5,742, due in part to an increase in the market value of the Company's common stock to $0.005 from $0.004 at issuance of the May 31, 2004 amount, which resulted in "Other Expense" of $2,146 on the Company's books. For the fiscal year ended May 31, 2006, the warrant derivative liability had increased to a value of $18,229, due in part to an increase in the market value of the Company's common stock to $0.016 from $0.005 at May 31, 2005, which resulted in an "Other Expense" item of $12,487 for the fiscal year ended May 31, 2006. The Company used a closing price of $0.016, the respective exercise prices, remaining time till maturity and a 273% volatility factor.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

DEBT FEATURES

In accordance with SFAS 133, the debt features provision (collectively, the features) contained in the terms governing the notes are not clearly and closely related to the characteristics of the notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS 133, they were required by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Pursuant to the terms of the notes, these notes are convertible at the option of the holder, at anytime on or prior to maturity. There is an additional interest rate adjustment feature, a liquidated damages clause, a cash premium option as well as the redemption option. The debt features represents an embedded derivative that is required to be accounted for apart from the underlying notes. At issuance of the notes, the debt features had an estimated initial fair value as follows, which was recorded as a discount to the Notes and a derivative liability on the consolidated balance sheet.

                                             Debt Features          Initial
     Date of Note      Amount of Notes     Value at Issuance     Carrying Value
--------------------  -----------------    ------------------   ----------------
May 31, 2003          $        780,800     $       1,281,362    $              -
March 22, 2004        $        900,000     $         768,413    $        128,002
August 6, 2004        $        250,000     $         209,989    $         39,459


In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at May 31, 2006, the Company used the closing price of $0.016 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 273%. For the fiscal year ended May 31, 2005, due in part to an decrease in the market value of the Company's common stock to $0.005 from $0.004 at May 31, 2004, the Company recorded Other Income on the consolidated statement of operations for the change in fair value of the debt features of approximately $56,747. At May 31, 2005, the estimated fair value of the debt features was approximately $2,459,205. For the fiscal year ended May 31, 2006, the estimated value of the debt features increased to $6,838,737, thus the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $4,379,532 for the fiscal year ended May 31, 2006.

The recorded value of the debt features related to the notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the Company.

Because the terms of the 2003 - 2005 convertible notes ("notes") require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants. This presumption has been made due to the Company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes. Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification. The 2005 notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

For the fiscal years ended May 31, 2005 and 2006, the Company recorded Other Income of $238,445 and Other Expense of $5,029,517 related to the derivative features of the convertible debt, as shown in the following chart:

                                                               May 31, 2006         May 31, 2005
INTEREST EXPENSE RELATED TO CONVERTIBLE DEBT                                         (restated)
-----------------------------------------------------------------------------------------------------
     2003 and 2004 Derivative Liability                           $ (4,379,532)      $        951,350
     2003 and 2004 Warrant Liability                                   (12,487)                4,134
     Accretion of 2003 convertible debt                               (271,245)            (259,850)
     Accretion of 2004 convertible debt                               (366,253)            (457,189)
-----------------------------------------------------------------------------------------------------
Total Interest Expense related to Convertible Debt                  (5,029,517)              238,445
-----------------------------------------------------------------------------------------------------

The balance of the carrying value of the convertible debt as of May 31, 2006 is:



        $  1,261,622  May 31, 2005 value
             637,498  accretion of convertible debt
        ------------
        $  1,899,120  May 31, 2006 carrying value of debt


The balance of the carrying value of the derivative liability as of May 31, 2006 is:



        $ 2,459,205  May 31, 2005 value of derivative liability
            427,240 increase in values of 2003 derivative liability 3,952,292 increase in values of 2004 derivative liability
        -----------
        $ 6,838,737  May 31, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of May 31, 2006 is:



        $     5,742   May 31, 2005 value of warrant liability
              9,763   expense, increase in values of 2003 warrant liability
              2,724   expense, increase in values of 2004 warrant liability
        -----------
        $    18,229   May 31, 2006 value of warrant liability

In connection with these convertible debentures, the Company had $974,399 of accrued interest at May 31, 2006 which is included in accrued expenses in these consolidated financial statements.

All convertible debentures are issued to the same group, thus no conflict exists with security in the first priority interest in the Company's assets.

NOTE 10 - NOTES PAYABLE

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending shareholders approval of the proxy (See Note 17). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company.

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

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Note 6 &
18). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full renumeration of their initial investment in Wharton 3D (switched from Prado). As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Wharton 3D or Prado field interest. During the fiscal year ended May 31, 2006, the Company recorded a $256,218 gain on settlement of Wharton 3D project. (See Note 18)

During November 2005, the Company received a short term non-interest bearing loan from a Company owned by Lonnie Hayward, a Company consultant for a total of $50,000, which was used, along with Company's available cash, to fund the settlement payments to Ackles and a related party. As of May 31, 2006, this loan has been repaid in full (See Note 18).

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest.

NOTE 11 - INCOME TAXES


The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the fiscal years ended May 31:

                                                2006              2005
                                          ---------------- -----------------
Federal Income Tax Rate                            (34.0)%            (34.0)%
Effect of Valuation Allowance                       34.0%              34.0%
                                          ---------------- -----------------
Effective Income Tax Rate                            0.0%               0.0%
                                          ===============  =================

At May 31, 2006, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $4,800,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

          Deferred Tax Assets
               Loss Carry-forwards         $ 2,029,715
               Less: Valuation Allowance    (2,029,715)
                                           -----------
          Net Deferred Tax Asset           $      --
                                           -----------

Net operating loss carry-forwards expire starting in 2012 through 2026. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASE OPERATING AGREEMENT
-------------------------

The Company has a Lease Operating Agreement in place with Century. The agreement requires the Company to pay its 20% share of lease operating fees, with the amount totaling approximately $80,000 for the fiscal year ended May 31, 2006. The agreement also details the Company's responsibility for 20% of all lease operating expenses, unscheduled repair, maintenance or re-completion of the lease or wells on an as required basis and of all future development costs. The lease agreement continues for as long as the Company has a working interest in the Hamill lease.

NOTE 13 - COMMON STOCK

COMMON STOCK
------------

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of May 31, 2006 and 2005, 100,000,000 shares were issued and outstanding. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares as well as perform a reverse split of the issued and outstanding shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (Note 18).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the agreement has been formally canceled by the seller. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company has had difficulty in retrieving the original restricted share certificates due to the death of the stockholder. As of May 31, 2005, the Company had received from the executor of the stockholder's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. During the fiscal year ended May 31, 2006, the Company received notice of cancellation of the original stock certificates by the transfer agent.

After cancellation of the stock certificates related to the purchase of equipment, the Company issued the 2,500,000 shares of its common stock to its CEO for compensation totaling $3,750.

In accordance with the debenture agreement (Note 9), the Company is required to, during the period the conversion rights exists, reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

PREFERRED STOCK
---------------

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences. As of May 31, 2006 and 2005, no classes of preferred stock were authorized, issued or outstanding.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company had a three-year consulting agreement with it's CEO, Director and President that commenced April 1, 2003. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the monthly consulting fee to $5,000 per month and include $1,500 per month in stock compensation. As of May 31, 2006, approximately $123,000 was owed to Mr. Westgarde for unpaid consulting fees. As of May 31, 2006 the stock commitment made to Mr. Westgarde has not been fulfilled (See Note 18). In addition, the Board of Directors had committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company issued over the course of three years.

During July 2004, the Company entered into an agreement to exchange amounts due to the CEO, as well as stock compensation due under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. As a director of the Company, the CEO's shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933 (See Notes 17 and 18).

During July 2004, the Company entered into an agreement with the former Company CEO and a manufacturing company controlled by him, to settle amounts currently owed to both. The agreement requires the Company to return the aquatic timber harvesting equipment (See Note 4) and issue 40,000,000 pre-restructured shares of the Company's common stock in exchange for, forgiveness of the $44,000 borrowed from the manufacturer and the $80,000 due in un-paid licensing fees. The remaining amount due the former CEO of $417,000 will be converted into 13 percent of the issued and outstanding post-restructured shares of the Company pending shareholder approval of the Proxy (See Note 17). The agreement stipulates that the former CEO would be an affiliate of the Company bearing all the restrictions of Affiliates according to the Securities and Exchange Act of 1933. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and, as of May 31, 2006, had paid Ackles and a related party $196,970 (See Notes 8 and 12) while negotiating such settlement. As of May 31, 2006, negotiations to amend the settlement agreement were still in process (See Notes 8 and 18).

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease (See Note 18). The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company. As of the date of this filing the remaining 10 percent has not been paid.

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (Note 4).

During March 2004, the Company entered into a consulting agreement with Harvey Smith to provide oil and gas expertise. The consulting agreement, effective February 1, 2004, was for one year and provided for consulting fees of $2,000 cash and $2,000 worth of Company common stock. In addition, the Company had committed to make Mr. Smith a significant shareholder pending shareholder approval of the proxy (See Note 17). The Company had also agreed to compensate Mr. Smith with a 7 percent commission on any financings that Mr. Smith brings to the Company. This contract expired February 1, 2005 and has not been renewed by the Company. As of May 31, 2006, approximately $19,000 was owed to Mr. Smith for unpaid consulting fees.

During March 2004, the Company entered into a consulting agreement with Lonnie Hayward, a Consultant who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, was for one year and provided for consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make Mr. Hayward a significant shareholder pending shareholder approval of the proxy (See Note 17). As of fiscal year ended May 31, 2006, the Company has continued to honor the terms of Mr. Hayward's original contract and have been doing so on a month to month basis. As of May 31, 2006, approximately $44,190 was owed to Mr. Hayward for unpaid consulting fees.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. These advances from UBA are included in Notes Payable in the consolidated balance sheet. (See
Note 10)

During November 2005, the Company received a short term loan from a Company owned by a consultant to the Company for a total of $50,000, which was used, along with Company's available cash, to fund the settlement payments to Ackles and a related party (See Note 18). During December 2005, the Company repaid the loan in full.

After cancellation of the stock certificates related to the purchase of equipment (Note 13), the Company issued 2,500,000 shares of its common stock to its CEO for compensation valued at $3,750.

During February 2006, Mr. Les Westgarde, a related party to the Company's current CEO, has been providing business and administrative consulting services to the Company for $3,000 per month and $500 per month in expenses (See Note
18). In October 2006 the Company's Board of Directors approved a new agreement to pay Mr. Westgarde $5,000 per month for the three months period of October through December 2006, following which the Company will have the option to pay 20 percent in stock for services rendered.

NOTE 15 - SEGMENT INFORMATION

During the fiscal years ended May 31, 2006 and 2005, the Company had foreign assets in Canada. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location.

Net earnings from external sources at May 31:

                                        2006        2005
                                      --------   --------
          United States               $457,243   $ 91,634
          Canada                          --         --
                                      --------   --------
                                      $457,243   $ 91,634
                                      ========   ========

Segment assets at May 31:

                                        2006        2005
                                      --------   ----------

          United States             $1,368,769   $  789,604
          Canada                       102,190      102,190
                                      --------   ----------
                                    $1,470,959   $  891,794
                                    ==========   ==========

NOTE 16 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously issued May 31, 2005 consolidated financial statements for matters related to the following previously reported items: properly reflect the accounting for convertible notes, the related debt derivative and warrants pursuant to EITF Nos. 00-19, 05-02, 05-04 and Statement of Financial Accounting Standards No. 133; and the related income tax effects. The accompanying consolidated financial statements for 2005 have been restated to reflect the corrections. Also, accumulated deficit at June 1, 2004 was increased by $500,562 as a result of adjustments to the carrying value of convertible debentures, warrant liability and other derivative liabilities, which previously were unrecorded at May 31, 2004.

FISCAL YEAR ENDED MAY 31, 2005

The following is a summary of the restatements for the fiscal year ended May 31, 2005:

          Increase in interest expense                        ($1,208,184)
          Decrease in financing fees                            1,229,716
          Amortization of debt discount                          (717,039)
          Net changes in fair value of derivative liability       951,350
          Net changes in fair value of warrant liability            4,134
             Total other (expenses) income                         (1,406)
                                                              -----------

                                                                  258,571
          Income tax effect of restatement                           --
                                                              -----------
          Total decrease of 2005 net loss                     $   258,571
                                                              ===========

The effect of the Company's previously issued May 31, 2005 consolidated financial statements is summarized below:


                                  Previously
                                    Reported         Change         Restated
                                   -----------    -----------    -----------
Balance Sheet
    Convertible notes, net         $ 1,222,104    $    39,518    $ 1,261,622
    Derivative liability                  --        2,459,205      2,459,205
    Warrant liability                     --            5,742          5,742
     Total current liabilities       2,902,834      2,504,465      5,407,299
     Total long term liabilities          --             --             --
     Total liabilities               2,902,834      2,504,465      5,407,299
     Additional paid in capital      7,389,493     (1,904,802)     5,484,691
     Accumulated deficit            (9,330,518)      (599,842)    (9,930,360)
     Total stockholders deficit     (2,011,040)    (2,504,644)    (4,515,684)


                                  Previously
                                    Reported         Change         Restated
                                   -----------    -----------    -----------
Statement of Operations
     Financing fees                  $ 1,293,963    ($1,229,716)   $    64,247
     Interest expense                       --        1,208,184      1,208,184
     Interest income                        --         (955,484)      (955,484)
     Accretion of convertible debt          --          717,039        717,039
     Loss from operations             (1,528,510)     1,229,716       (298,794)
     Total other income (expense)        103,074         (1,406)       101,668
     Net income (loss)                (1,425,436)       258,571     (1,166,865)

The net loss for the fiscal year ended May 31, 2005 was originally $1,425,436, while the restated net loss is reported as $1,166,865, a decrease of $258,571. This decrease in net loss, related to the convertible debt and warrants issued May 31, 2003, March 2004 and August 2004, consists of the following: 1) decrease in financing fees of $1,229,716; 2) income due to change in fair value of the derivative liability of $951,350; 3) income due to change in fair value of the warrant liability of $4,134 offset by 4) the accretion of debt amounting to $717,039; 5) increase in interest expense of $1,208,184; and 6) other expense of $1,406.

On the May 31, 2005 consolidated balance sheet, the restatement resulted in an increase in liabilities of $2,504,644 consisting of the following: 1) an increase to the debt derivative liability from $nil to $2,459,205; 2) an increase to the warrant liability from $nil to $5,742; and 3) increase in convertible debentures of $39,518. There was also a decrease in additional paid in capital of $1,904,802.

The basic and diluted loss per share remained the same.

NOTE 17 - PROXY 14A SHAREHOLDER VOTE

The Company is currently in process to seek approval from shareholders for the following;

1. To amend our certificate of incorporation to increase the number of authorized Common Stock from 100,000,000 to 3,000,000,000 shares;

2. To amend our certificate of incorporation to change the Company name to Valor Energy Corporation;

The increase in authorized shares will allow the Company to facilitate amounts due to related parties as well as the conversion of existing convertible debt (Notes 8 and 9).

The change of our Company name will better identify the Company in the new business.

The Company has made certain stock commitments to consultants and key individuals and they are as follows;

INDIVIDUAL                                    PROPOSED PERCENTAGE OF ISSUED AND
                                                 OUTSTANDING STOCK FOLLOWING
                                               ISSUANCE TO MAJOR STAKEHOLDERS

Lonnie Hayward - (See Note 12)                                27.00%

Gary Ackles for settlement of amounts due
(See Notes 8 and 18)                                           5.00%

Harvey Smith for expertise & consulting (See
Note 12)                                                       4.89%

Sheridan B. Westgarde Director/CEO & for
amounts due (See Notes 14 and 18)                             27.00%


NOTE 18 - SUBSEQUENT EVENTS

MISCELLANEOUS DEVELOPMENTS

In October 2006, the Company's Board of Directors approved a new agreement to pay Mr. Westgarde $5,000 per month for the three months period of October through December 2006, following which the Company will have the option to pay 20 percent in stock for services rendered.

During July 2006, the previous agreement with the Company's CEO, Mr. Sheridan Westgarde, to exchange all amounts due in cash and stock compensation for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy has expired. The Company is responsible to pay all amounts owed to Mr. Westgarde for consulting services and stock returned to treasury (See Note 8).

During July 2006 the agreement between the Company and the Company CEO Sheridan Westgarde to settle all amounts owed Mr. Westgarde expired. All amounts are currently owed and payable on demand. (See Notes 8 and 14)

During July 2006, the company finalized the cancellation of the 2,500,000 shares of restricted stock that were originally on deposit for the purchase of equipment. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750.

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

During October 2006, the Company's Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company's CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors has committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde's option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock (See Note 14 and 17).


During November 2006, the Company contracted with NewsUSA, a North American news media service, to provide media coverage to the Company. The contract is for three months at $15,000 per month.


During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company's authorized shares and change the Company name (See
Note 17).

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

On October 6, 2006 the Company sold all of its 50% Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5% interest in the Company's issued and outstanding stock to be issued following the Company's restructuring. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company's issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Above "Developments with Prado Field", Notes 1, 6 &18)

DEBT SETTLEMENT AND ACQUISITION

In October of 2006 the Company completed a final settlement agreement with Ackles. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (Plus $20,000 in late payment penalties) as condition upon Ackles agreeing to accept $25,000 payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The purchase of the TigeroLynk(TM) technology involve the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending shareholder approval of the increase in authorized shares, as incentive to completing the settlement agreement.

As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was on deposit with him at May 31, 2006, as well as additional payments of $40,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares and pending shareholder approval of the Proxy (See Note 17).

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

NOTE 19 - ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

This section provides information required by Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities.

As of fiscal year ended May 31, 2004, no report was available on which the Company could base audited reserve estimates consistent with the Securities and Exchange Commission regulations. As such, the Company reported unaudited estimates that were subject to change once such a report became available. As of fiscal year ended May 31, 2005, the Company's reserve estimates were changed based on the January 1, 2005, report produced by R.A. Lenser and Associates, registered petroleum engineers and geologists. During fiscal year ending May 31, 2006, the Company received a new report for the period as of January 1, 2006 produced by R.A. Lenser and Associates, registered petroleum engineers and geologists. The proved reserves estimates in the report conform to the definitions as set forth in the Securities and Exchange Commission's Regulation S-X Part 210.4-10 (a) as clarified by various Commission Staff Accounting Bulletins and to the definitions endorsed by the Society of Petroleum Engineers
(SEE), the Society of Petroleum Evaluation Engineers (SPEE) and the World Petroleum Congresses (WPC)." R. A. Lenser & Associates, independent petroleum engineers located in Houston, Texas, prepared estimates of the net proved natural gas reserves as of January 1, 2006 for the South Sargent Field, Hamill Lease. The reserve estimates were prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission ("SEC"). The prices used in preparation of the reserve estimates were based on the market prices in effect as of December 31 2005, with the appropriate adjustments (transportation, gravity, basic sediment and water ("BS&W,") purchasers' bonuses, Btu, etc.) applied to each field. The reserve estimates represent the gross property revenue for the Hamill Lease (South Sargent Field). Our proved undeveloped (PUD) reserves primarily relate to reserves that are to be recovered from six new proved drilling locations. Since our Hamill Lease located in the South Sargent field in Matagorda County, Texas is in an area with multiple pay zones, this property has proved producing, proved non-producing and proved undeveloped reserves. Proved undeveloped reserves associated with the Hamill Lease in the South Sargent field in Matagorda County, Texas accounts for approximately 100% of our proved undeveloped gas reserves. We consider these reserves to be lower risk than other proved undeveloped reserves that require drilling at locations offsetting existing production. All of these proved undeveloped reserves are located in favorable structural locations within known producing fault blocks, with multiple pay zones, in a field with reservoirs that historically produced substantial volumes of gas under primary production. The main reason these reserves are classified as undeveloped is because they require significant additional capital investment associated with drilling new wells and building additional sales facilities in order to produce the reserves.

                     AQUATICS CELLULOSE INTERNATIONAL CORP.
                     ESTIMATED NET RESERVES AND INCOME DATA
                   ATTRIBUTABLE TO CERTAIN LEASEHOLD INTERESTS

                                     AS OF JANUARY 1, 2006
                              ------------------------------------
                                  Proved     Proved         Total
                                Producing  Undeveloped     Proved
                              -------------------------------------
Remaining Reserves
   Oil / Condensate - MbbIs            0            0            1
   Gas - MMCF                        122          205          328
Income Data
   Future Gross Revenue       $  947,892   $1,591,741   $2,539,633
   Deductions                    109,800      529,073      638,873
                              ----------   ----------   ----------
   Future Net Income          $  838,092   $1,062,668   $1,900,760
Discounted FNI @ 10%          $  772,238   $  751,028   $1,523,266


REPRESENTATIVE GAS PRICES: Natural gas - $7.75 - Determined based on year-end unescalated prices and costs in accordance with the guidelines of the SEC, discounted at 10% per annum.

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

The present values referred to herein should not be assumed to represent the current market value of estimated oil and natural gas reserves. In accordance with requirements of the SEC, the estimates of present values are based on prices and costs as of the date of the estimates, which was January 1, 2006. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. Our reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of our reserves could have an adverse affect the Company's financial condition, operating results and cash flows.

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

          DATED: MARCH 7, 2007                 BY: /S/ SHERIDAN B. WESTGARDE
                                               ---------------------------------
                                               Chief Executive Officer