Form 10KSB/A
period 2006-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-04-17
CIK 1081242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

THIS ANNUAL REPORT ON FORM 10-KSB/A HAS BEEN AMENDED FOR THE PURPOSE OF INCLUDING CERTAIN ADDITIONAL DISCLOSURES IN SPECIFIC SECTIONS OF THE FILING. ADDITIONS HAVE BEEN MADE TO THE FOLLOWING SECTIONS;

o        ITEM 6 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS ---------------------   - PAGE 11

o        ITEM 8A CONTROLS AND PROCEDURES -------------------------   - PAGE 17

o        NOTE 5 INVESTMENT IN HAMILL LEASE -----------------------   - PAGE F-12

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

         OUTLOOK

         Over the next twelve months, management is confident that existing cash flows from the Hamill lease production will be sufficient to meet the Company's cash commitments as they become payable. Management believes that the current plan to increase the Company's authorized shares is key to the Company's near and long term success. A more detailed discussion of the Company's liabilities and managements opinion's regarding those liabilities is as follows;

         o Our objective in 2006 and on into 2007 is to continue to use our cash flows from operations to meet our operating expenses and working capital requirements. In the past the revenue generated from the sale of our proportionate share of natural gas from the Hamill lease has been sufficient to pay the Company's share of lease operating expenses and most of the Company's general operating expenses. We expect the price of natural gas to remain at current levels and/or possibly increase in price through 2007 into 2008, however, should the price of natural gas fall significantly it would severely impact the our ability to maintain current levels of operations and would likely result in us having to curtail existing operations.

         o We have successfully used loans from private investors, Company officers and a consultant, as well as cash raised from the sale of working interests, to pay for capital improvements to the Hamill and Brookshire leases. Due to the major component of these notes payable being owed to our officer and consultant, who have a vested interest in the long term viability of the Company, we expect to be able to achieve terms on these notes that will be manageable for the Company.

         o The Company has a substantial amount of debt in the form of convertible debentures that, for a number of years, we have operated without making any payments on, and which, continues to accrue interest. Though the holders of these notes have not sent any notice of default the terms of payment for these notes will have to be met to avoid any such action. Since the Company does not have sufficient cash to pay these notes, any event of default would certainly result in the note holders seeking relief by exercising their first priority interest in the Company's assets. Such action would, in all likelihood, result in the discontinuation of our operations. The convertible debt also contains freestanding embedded derivatives which resulted in the recording of derivative liabilities on the Company's balance sheet that significantly exceed our ability to pay with cash. Because these derivative liabilities are calculated on a quarterly basis and based on the market price of the Company's stock our financial condition and results of operations are subject to high volatility.

         We plan to solve these issues by obtaining the approval of the Company's shareholders to increase the total number of authorized shares of the Company. Doing so will allow us to meet the terms of the convertible debentures by making conversion of debt for equity. Additionally, increasing the authorized shares will allow us to use equity positions as incentive for attracting and paying professionals, as well as sell additional shares for cash to help us execute and finance our business plan. Though no plans exist at this time, we may in the future use equity as payment for mergers and acquisitions. Such issuances of additional Company stock will have a dilutive effect on common stock holders.

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

         As a result of the Comment Letter and the review of our disclosure controls and procedures, we have embarked on a process to address and correct the deficiencies in certain of our filings done with the commission, as well as complete and file our outstanding quarterly and annual reports. This process will include the re-filing of certain quarterly and annual reports to include the missing exhibits and correct certification format. In review of the Company's accounting for the liability of the existing convertible debt we have engaged additional financial professionals in the recalculation and restatement of these liabilities in accord with SFAS 133 rules for accounting for derivative instruments and included the results of these restatements in our report on Form 8-K filed on March 9, 2007, and this report on Form 10-KSB/A for the fiscal year ended May 31, 2006.

         In connection with the preparation of our financial statements for the year ended May 31, 2006, certain additional internal control weaknesses became evident to Mr. Westgarde, that, in the aggregate, represent material weakness, including;

      (i) lack of segregation of incompatible duties;
      (ii) Insufficient Board of Directors representation.

         As part of the communications by Peterson Sullivan, PLLC, or Peterson Sullivan, with Mr. Westgarde, our sole director and chief executive officer, with respect to Peterson Sullivan's audit procedures for fiscal 2006, Peterson Sullivan informed Mr. Westgarde that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, "An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements," established by the Public Company Accounting Oversight Board, or PCAOB.

         In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2007 assessment of the effectiveness of our internal control over financial reporting.

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
                                                                  ===========

(See Note 18 - Subsequent Events).

The Hamill lease represents a significant equity investment of the Company. The following table presents the total revenues, expenses and net income for the Hamill lease, as well as the Company's proportionate share.

--------------------------------------------------------------------------------
FOR THE PERIOD ENDED                      MAY 31, 2005             MAY 31, 2006
--------------------------------------------------------------------------------
                                  LEASE TOTAL   AQCI %     LEASE TOTAL   AQCI %
--------------------------------------------------------------------------------
TOTAL REVENUE                      $797,119    $127,539   $3,336,350    $533,816
--------------------------------------------------------------------------------
TOTAL LEASE OPERATING EXPENSES     $152,065     $30,413     $396,405     $79,281
--------------------------------------------------------------------------------
NET INCOME                         $645,054     $97,126   $2,939,945    $454,535
--------------------------------------------------------------------------------

NOTE 6 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following for fiscal year ended May 31, 2006:

          Balance at beginning of fiscal year                       $     5,240
          Release of non-refundable deposit by Titan                     40,000
          Proportionate equity in oil revenues                            7,026
          Receipt of earnings in Prado lease                             (1,950)
          Depletion of Investment Cost                                     (398)
                                                                    -----------
                                                                    $    49,918
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

          DATED: APRIL 11, 2007                BY: /S/ SHERIDAN B. WESTGARDE
                                               ---------------------------------
                                               Chief Executive Officer