Form 10QSB
period 2006-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-05-25
CIK 1081242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended AUGUST 31, 2006

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

               2504 - 43 rd Street, Suite 5, Vernon, B.C. V1T 6L1
          --------------------------------------------------------------
         (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                      --  --

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                         Outstanding at
 Class of Common Stock                   August 31, 2006
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

                      Aquatic Cellulose International Corp.



                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheet at August 31, 2006 (unaudited)

     Consolidated Statements of Operations for the three months ended August 31, 2006 (unaudited) and 2005(unaudited)

     Consolidated Statements of Comprehensive Loss for the three-months ended August 31, 2006 (unaudited) and 2005(unaudited)

     Consolidated Statements of Cash Flows for the three-months ended August 31,
           2006 (unaudited) and 2005 (unaudited)

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

     ITEM 6. Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY
Three-month periods ended August 31, 2006 and 2005
(Unaudited)



                      AQUATIC CELLULOSE INTERNATIONAL CORP

                                                      Consolidated Balance Sheet
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
                                                                 AUGUST 31, 2006
--------------------------------------------------------------------------------

ASSETS


Current Assets
    Cash                                                            $     2,417

Property and equipment net                                                2,193
Investment in Hamill lease                                              944,222
Investment in Prado lease                                                49,918
Investment in Brookshire lease                                          105,758
Advance on equipment purchase and settlement of debt                    321,970
--------------------------------------------------------------------------------
    Total Assets                                                    $ 1,426,478
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                $    76,478
    Accrued expenses                                                  1,143,832
    Amounts due to related parties                                      851,729
    Convertible debentures                                            1,930,799
    Derivative liability                                             14,847,936
    Warrant liability                                                    43,393
    Notes payable                                                       425,282
--------------------------------------------------------------------------------
      Total current liabilities                                      19,319,449
--------------------------------------------------------------------------------

Stockholders' Deficit
    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding.                                                  -
    Common stock, $0.001 par value, 100,000,000
         shares authorized, 100,000,000 shares issued and
        outstanding.                                                    100,000
    Additional paid in capital                                        5,363,441
    Accumulated deficit                                             (23,310,635)
    Foreign currency translation                                        (45,777)
--------------------------------------------------------------------------------
      Total stockholders' deficit                                   (17,892,971)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                         $ 1,426,478
================================================================================

                                                          See accompanying notes

                                            AQUATIC CELLULOSE INTERNATIONAL CORP

                                           Consolidated Statements of Operations
                                                                     (UNAUDITED)

----------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED     THREE MONTHS ENDED
                                                      AUGUST 31, 2006        AUGUST 31, 2005
----------------------------------------------------------------------------------------------
                                                                                  (RESTATED)

Equity in earnings of leases                            $     81,850                   24,118


Operating expenses
      Selling, general and administrative                     87,121                   60,862
      Financing fees                                          20,000                   16,901
      Depreciation and depletion                              80,446                   16,890
----------------------------------------------------------------------------------------------
           Total operating expenses                          187,567                   94,653
----------------------------------------------------------------------------------------------

Loss from operations                                        (105,717)                 (70,535)
----------------------------------------------------------------------------------------------

Other income (expense)
      Interest expense                                      (102,014)                (438,524)
      Interest expense related to convertible debt        (8,066,042)                (176,993)

----------------------------------------------------------------------------------------------

Total other expense                                       (8,168,056)                (615,517)
----------------------------------------------------------------------------------------------


Net loss                                                $ (8,273,773)            $   (686,052)
                                                        ======================================

Weighted Average Shares Outstanding                      100,000,000              100,000,000
                                                        ======================================

Loss Per Common Share (Basic and fully diluted)         $      (0.08)            $      (0.01)
                                                        ======================================

                                                          See accompanying notes

                      AQUATIC CELLULOSE INTERNATIONAL CORP


                                   Consolidated Statements of Comprehensive Loss
                                                                     (UNAUDITED)

----------------------------------------------------------------------------------------------

                                                     THREE MONTHS ENDED     THREE MONTHS ENDED
                                                      AUGUST 31, 2006        AUGUST 31, 2005
----------------------------------------------------------------------------------------------
                                                                                  (RESTATED)


Net loss                                                $ (8,273,773)              $ (686,052)

Foreign exchange translation                                    (960)                  (1,296)
----------------------------------------------------------------------------------------------

Comprehensive loss                                      $ (8,274,733)              $ (687,348)
----------------------------------------------------------------------------------------------

                                                          See accompanying notes

                      AQUATIC CELLULOSE INTERNATIONAL CORP


                                           Consolidated Statements of Cash Flows
                                                                     (UNAUDITED)

----------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                         AUGUST 31, 2006        AUGUST 31, 2005
----------------------------------------------------------------------------------------------
                                                                                  (RESTATED)


Cash flows from operating activities:
   Net loss                                                $ (8,273,773)         $ (686,052)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and depletion                                  80,446              16,890
     Amortization of defered financing costs                                         16,901
     Accretion of convertible debt discount                      31,679             178,181
     Change in derivative liability                           8,009,199             365,428
     Change in warrant liability                                 25,164              (1,188)
     Undistributed equity in earnings of leases                 (23,354)             (6,633)
Change in operating assets and liabilities
     Accounts payable and accrued expenses                       36,181              98,726
--------------------------------------------------------------------------------------------
     Net cash used in operating activities                     (114,458)            (17,747)
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of interest in Brookshire lease                                         (19,930)
   Additional investment in Hamill lease                        (69,011)            (51,479)
   Additional investment in Brookshire lease                                        (95,143)
--------------------------------------------------------------------------------------------
     Net cash used in investing activities                      (69,011)           (166,552)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from the issuance of notes payable                  130,000             115,074
   Payments on notes payable                                     (1,971)
   Unpaid fees and expenses due to stockholders                                       7,217
   Payments due to related parties                              (25,000)
--------------------------------------------------------------------------------------------
     Net cash provided by financing activities                  103,029             122,291
--------------------------------------------------------------------------------------------
   Effect of foreign currency exchange rate on cash balance                          (1,296)
--------------------------------------------------------------------------------------------
Net decrease in cash                                            (81,400)            (63,304)

Cash at beginning of period                                      83,817              83,114
--------------------------------------------------------------------------------------------
Cash at end of period                                           $ 2,417            $ 19,810
============================================================================================

                                                          See accompanying notes

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


NOTE 1 - ORGANIZATION

Aquatic Cellulose International Corp. (the "Company", "Aquatic" or "AQCI") was incorporated under the laws of the State of Nevada in 1996. During the fiscal year ended May 31, 2003, the Company ceased its underwater timber recovery operations and entered the oil and gas industry by acquiring and holding non-operating interests in oil and gas properties in the US. Effective March 1, 2004, the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas, pursuant to an agreement with Century Resources Inc. (now publicly traded as New Century Energy Corp and herein referred to as "Century"). The purchase was made on the basis of the property having existing production and revenues as compared to an exploration property with no production. Thus, the Company agreed to assume an increased percentage of the costs for a lesser percentage of the revenue on a 1/3 to 1/4 ratio, resulting in the 20 percent ownership stake and 16 percent net revenue interest before royalty expense. Century has an interest in various oil and natural gas properties. The cost of this acquisition and exclusive optional participation agreement that was originally agreed to was $580,000 in cash and prior to the subsequent amendment, a 15 percent ownership stake in the Company (Notes 13).

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

                  CONSIDERATION FOR PARTICIPATING IN PROJECTS: As consideration for the participation rights, a 7.5% ownership stake in Aquatic's issued and outstanding common stock is granted to Century. (See Note 13)

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


                  COST OF PARTICIPATING IN PROJECTS: The cost of participating in a project is determined by the percentage ownership of the project that Aquatic has elected to participate in. In other words, if Aquatic elects to participate in 50% of the project, its cost to participate would be 50% of all costs to develop such project.

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The Company's 50 percent portion of the acquisition cost was $70,000. The lease has 20 existing wells that were originally producing in the 1960's, 2 of which are still producing. (See Notes 5 & 13)

On April 26, 2005, the Company, together with Century, entered into a Development Agreement with Shengkang Energy International, Inc. (now doing business as Strong Petroleum Group, Inc. a Texas corporation hereinafter "Strong") to invest and participate in the re-development of the Company's and Century's Prado field interests. This agreement was subject to receiving consent from the lessor for an anticipated future partial assignment, which was received on May 11, 2005. The Development Agreement calls for Strong to invest at least $2.0 million in the initial work program in 2005 and to pay a signing bonus to the Company and Century. Strong will pay all of the initial work program expenditures while providing the Company and Century a 12.5 percent working interest. Strong paid Century a $25,000 deposit towards the project on April 7, 2005 and on May 12, 2005 Strong paid Century the balance due under the Development Agreement of $200,000. Century promptly distributed 50 percent of the total aggregate payments made by Strong to the Company. The Development Agreement also provides for, on a pro-rata basis, the Company and Century to have a one time option to elect to convert the 12.5 percent working interest to a 33.33 percent working interest following the completion of the initial work program by Strong. If elected, the Company and Century will reimburse Strong for their pro-rata percentage share of any increase in ownership greater than the
12.5 percent up to the 33.33 percent of the initial $2.0 million expenditures. (See Note 13)

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


RESTATEMENT OF FINANCIAL STATEMENTS

On March 9, 2007, the Company filed with the Commission a report on Form 8-K that contained the restated August 31, 2005 financial statements. These restated financials provide the comparatives used in this report.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


BASIS OF PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2006 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of the Company and its wholly owned subsidiaries, Aquatic Cellulose Ltd., for the three months ended August 31, 2006 and 2005, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.

BUSINESS OPERATIONS

As of August 31, 2006, the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

AQCI provides management services to ACL and its working interests in the Hamill, Prado and Brookshire properties. (See Note 13)

ACL was working closely with its manufacturer on the construction of aquatic timber harvesting equipment. As of May 31, 2003, these operations were discontinued. During July 2004, the Company entered into an agreement to return the aquatic timber harvesting equipment and settle the amount due its manufacturer as of May 31, 2004. During the period ended November 30, 2005, the Company began negotiations to amend the settlement agreement and, as of August 31, 2006, had paid Gary Ackles ("Ackles"), the Company's former CEO, and a related party $221,970 while negotiating such settlement. As of August 31, 2006, negotiations to amend the settlement were still in process. (See Notes 8 & 13)

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company has experienced recurring losses, has a working capital deficiency of $19,317,032 and an accumulated deficit of ($23,310,635) as of August 31, 2006. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving cash flow from its oil and natural gas investments. Future realization of the Company's investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 12). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


LONG-LIVED ASSETS

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements' estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the periods ended August 31, 2006 and 2005, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the periods ended August 31, 2006 and 2005, no impairments have been recorded on unproved properties.

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

In the case of the Prado and Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the properties. (See Note 13)

AMOUNTS DUE TO RELATED PARTIES

All amounts due to related parties are non-interest bearing and payable on demand.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)



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

STOCK-BASED COMPENSATION

Prior to June 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company's stock at the date of grant.

As of June 1, 2006, the Company adopted SFAS No. 123(R) "share-based payment" using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure".

Since the Company did not issue stock options to employees during the quarter ended August 31, 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period.

As of August 31, 2006 and 2005, the effect of all outstanding warrants would be anti-dilutive due to the Company's net losses. No adjustments were made to reported net income in the computation of EPS.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


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

COMPREHENSIVE INCOME

The Company has determined that the Company's net loss and foreign currency translation adjustments were the only components of its comprehensive income as of August 31, 2006 and 2005, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company's cash, accounts payable, accrued expenses, and amounts due to related parties approximate their carrying values due to the relatively short periods to maturity of these instruments. The fair value of the convertible debentures payable approximates their carrying amount due to the fixed interest rate of the debentures closely approximating floating rates at the financial statement date.

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. At August 31, 2006, the estimated fair value of the Company's derivative liability was $14,847,936, as well as a warrant liability of $43,393. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


(3.50%), remaining maturity, and the closing price of the Company's commons stock to determine estimated fair value of the derivative liability. In valuing the debt features at August 31, 2006, the Company used the closing price of $0.038 and the respective conversion and exercise prices for the warrants. For the three month period ended August 31, 2006, there was an increase in the market value of the Company's common stock from $0.016 at May 31, 2006 to $0.038 at August 31, 2006.

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

NOTE 3 - NOTES PAYABLE

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending shareholders approval of the proxy (See Note 12). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company.

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote. The note is convertible into 200,000 shares of the

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


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

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Notes 5 &
13). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full renumeration of their initial investment in Wharton 3D (switched from Prado). As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Wharton 3D or Prado field interest. (See Note 13)

During November 2005, the Company received a short term non-interest bearing loan from a Company owned by Lonnie Hayward, a Company consultant for a total of $50,000, which was used, along with Company's available cash, to fund the settlement payments to Ackles and a related party. During fiscal year ended May 31, 2006, this loan was repaid in full.

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principle balance owing of $38,418 as at August 31, 2006, is included in notes payable.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


NOTE 4 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at August 31, 2006:

Balance at beginning of period                                         $932,303

Additional investment                                                    69,011

Proportionate equity in natural gas revenues                             98,988

Receipt of earnings in Hamill lease                                     (75,634)

Depletion of investment cost                                            (80,446)
                                                                       --------
                                                                       $944,222
                                                                       ========

The Hamill lease represents a significant equity investment of the Company. The following table presents three month total revenue, expenses and net income for the Hamill lease, as well as the Company's proportionate share.

FOR THE THREE-MONTH PERIOD ENDED                   AUGUST 31, 2006                    AUGUST 31, 2005
                                             LEASE TOTAL          AQCI %        LEASE TOTAL         AQCI %
----------------------------------------------------------------------------------------------------------
   TOTAL REVENUE                               $618,673          $98,988          $194,619         $31,139
   TOTAL LEASE OPERATING EXPENSES              $ 85,691          $17,138          $ 37,300         $ 7,460
----------------------------------------------------------------------------------------------------------
   NET INCOME                                  $532,982          $81,850          $157,319         $23,679


NOTE 5 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following at August 31, 2006:

Balance at beginning of period                                      $   49,918

Proportionate equity in oil revenues                                         0

Receipt of earnings in Prado lease                                           0

Depletion of investment cost                                                 0
                                                                    ----------
                                                                    $   49,918
                                                                    ==========

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)



NOTE 6 - INVESTMENT IN BROOKSHIRE LEASE

The investment in Brookshire lease consists of the following at August 31, 2006:

Balance at beginning of period                                      $ 105,758

Additional investment                                                       0

Reimbursement of drilling costs                                             0
                                                                    ---------
                                                                    $ 105,758
                                                                    =========
NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at August 31, 2006:

Accrued interest                                       $ 1,076,026

Accrued professional fees                                   67,806
                                                       -----------
                                                       $ 1,143,832
                                                       ===========

NOTE 8 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at August 31, 2006:

Due to Gary Ackles for unpaid
   consulting fees; severance; and
   expenses paid on behalf of Company
   (See Note 13)                                          $ 298,233

Due to Gary Ackles for shares returned
   to treasury (See Note 13)                                144,804

Unpaid license agreement between Legacy
   Systems and Company  (See Note 13)                        80,000

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


Unpaid consulting fees due to Sheridan Westgarde
   (See Note 13)                                            132,448

Unpaid consulting fees due to Gary Ackles
   (See Note 13)                                             32,852

Unpaid consulting fees due to Les Westgarde
    (See Note 13)                                             1,500

Unpaid consulting fees to Harvey Smith
    and Lonnie Hayward (See Note 11)                         67,690

Due to Sheridan Westgarde for shares
   returned to treasury for professional fees                46,360

Funds borrowed from Legacy Systems
     (See Note 13)                                           44,000

Un-Issued Stock and Amounts Due Consultants                   3,842
                                                          ---------
                                                          $ 851,729
                                                          =========

All amounts due to related parties are non-interest bearing and payable on demand.

During July 2004, the Company entered into an agreement to settle all amounts due Sheridan Westgarde ,CEO, as of May 31, 2004. During July 2006, this agreement with the Company's CEO, Mr. Sheridan Westgarde, to exchange all amounts due in cash and stock compensation for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy has expired. The Company is responsible to pay all amounts owed to Mr. Westgarde for consulting services and stock returned to treasury.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)



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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the three-month period ended August 31, 2006 and 2005, the Company accreted $31,679 and $178,181, respectively, of debt discount related to the Notes.

WARRANTS ISSUED

The estimated fair values of the warrants at issuance were as follows:

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


                                                           Initial
       Date of Warrants      Number of      Value at      Volatility
            Issued            Warrants      Issuance       Factor
       ----------------      ---------      ---------     ----------
        March 22, 2004        900,000       $  3,585          254%
        August 6, 2004        250,000       $    552          254%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at May 31, 2006, the Company used the closing price of $0.016, the respective exercise price, the remaining term on each warrant, and a volatility of 273%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the three month period ended August 31, 2006, the warrant derivative liability had increased to a value of $43,393, due in part to an increase in the market value of the Company's common stock to $0.038 from $0.016 at May 31, 2006, which resulted in an "Other expense" item of $25,164 for the three month period ended August 31, 2006. The Company used a closing price of $0.038, the respective exercise prices, remaining time till maturity and 276% volatility factor.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


                                               Debt Features          Intial
                            Amount of             Value at           Carrying
       Date of Note           Notes               Issurance            Value
     ----------------    --------------     -----------------   --------------
     May 31, 2003        $      780,800     $   1,281,362       $         -
     March 22, 2004      $      900,000     $     768,413       $   128,002
     August 6, 2004      $      250,000     $     209,989       $    39,459

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at August 31, 2006, the Company used the closing price of $0.038 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 276%. For the three-months ended August 31, 2006 the estimated value of the debt features increased to $14,847,936, thus during the three-month period ended August 31, 2006, the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $8,009,199 for the three-month period ended August 31, 2006.

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

For the three-month period ended August 31, 2005 and 2006, the Company recorded Other Expense of $176,993 and $8,066,042 respectively, related to the value of the debt features and value of the warrants. A tabular reconciliation of this adjustment follows:

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)

                                                             August 31, 2006       August 31, 2005
INTEREST EXPENSE RELATED TO CONVERTIBLE DEBT                                         (restated)
-----------------------------------------------------------------------------------------------------
     2003 and 2004 Derivative Liability                        $    (8,009,199)         $          -
     2003 and 2004 Warrant Liability                                   (25,164)                1,188
     Accretion of 2003 convertible debt                                       -             (62,198)
     Accretion of 2004 convertible debt                                (31,679)            (115,983)
-----------------------------------------------------------------------------------------------------
Total Interest Expense related to Convertible Debt                  (8,066,042)         $  (176,993)
-----------------------------------------------------------------------------------------------------

The balance of the carrying value of the convertible debt as of August 31, 2006 is:

        $  1,899,120  May 31, 2006 value
              31,679  accretion of convertible debt
        ------------
        $  1,930,799  August 31, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of August 31, 2006 is:

        $ 6,838,737 May 31, 2006 value of derivative liability 7,911,298 increase in values of 2003 derivative liability
              97,901  increase in values of 2004 derivative liability
        ------------
        $ 14,847,936  August 31, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of August 31, 2006 is:

        $     18,229  May 31, 2006 value of warrant liability
                 nil  expense, increase in values of 2003 warrant liability
              25,164  expense, increase in values of 2004 warrant liability
        ------------
        $     43,393  August 31, 2006 value of warrant liability

In connection with these convertible debentures, the Company had $985,970 of accrued interest at August 31, 2006 which is included in accrued expenses in these consolidated financial statements.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


All convertible debentures are issued to the same group, thus no conflict exists with security in the first priority interest in the Company's assets.

In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent. In September of 2005, the Company agreed to an amendment to the convertible debentures dated August 6, 2004 having a total aggregate of $250,000. The agreement amends the applicable percentage of discount from 60 to 70 percent.

NOTE 10 - STOCKHOLDERS' DEFICIT

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of August 31, 2006, 100,000,000 shares were issued and outstanding. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Notes 12).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the seller has formally canceled the agreement. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. During July 2006, the company finalized the cancellation of the 2,500,000 shares of restricted stock that were originally on deposit for the purchase of the equipment. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750 (See Note 11)

In accordance with the debenture agreement (See Note 9), the Company is required to, during the period the conversion rights exists, reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preference. As of August 31, 2006 no classes of preferred stock were authorized issued or outstanding (See Note 13).

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had a three-year consulting agreement with it's CEO, Director and President that commenced April 1, 2003. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the monthly consulting fee to $5,000 per month and include $1,500 per month in stock compensation. As of August 31, 2006, approximately $132,000 was owed to Mr. Westgarde for unpaid

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


consulting fees. As of August 31, 2006 the stock commitment made to Mr. Westgarde has not been fulfilled (See Note 12). In addition, the Board of Directors had committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company issued over the course of three years.

During July 2004, the Company entered into an agreement to exchange amounts due to the CEO, as well as stock compensation due under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. As a director of the Company, the CEO's shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933. During July 2006, this agreement with the Company's CEO, Mr. Sheridan Westgarde, to exchange all amounts due in cash and stock compensation for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy has expired. The Company is responsible to pay all amounts owed to Mr. Westgarde for consulting services and stock returned to treasury. (See Note 13)

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease (See Note 13). The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company. As of the date of this filing the remaining 10 percent has not been paid.

During March 2004, the Company entered into a consulting agreement with Mr. Lonnie Hayward who specializes in publicly held companies and who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, is for one year and provides for consulting fees of $3,500 cash and $1,500 worth of Company common stock. In addition, the Company has committed to make Mr. Hayward a significant shareholder pending shareholder approval of the proxy (See Note 12). As of August 31, 2006, the Company has continued to honor the terms of this contract on a month to month basis.

During February 2006, Mr. Les Westgarde, a related party to the Company's current CEO, has been providing business and administrative consulting services to the Company for $3,000 per month and $500 per month in expenses.

NOTE 12 - PROXY 14A SHAREHOLDER VOTE

The Company is currently in process to seek approval from shareholders for the following;

     1. To amend our certificate of incorporation to increase the number of authorized Common Stock from 100,000,000 to 3,000,000,000 shares;

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


     2. To amend our certificate of incorporation to change the Company name to Valor Energy Corporation;

The increase in authorized shares will allow the Company to facilitate amounts due to related parties as well as the conversion of existing convertible debt (Notes 8 and 9).

The change of our Company name will better identify the Company in the new business.

The Company has made certain stock commitments to consultants and key individuals and they are as follows;

                                PROPOSED PERCENTAGE OF ISSUED AND OUTSTANDING
INDIVIDUAL                        STOCK FOLLOWING ISSUANCE TO MAJOR STAKEHOLDERS

Lonnie Hayward - (Note 11)                         27.00%

Gary Ackles for settlement of
amounts due (Notes 8 & 13)                          5.00%

Harvey Smith for expertise &
consulting                                          4.89%

Sheridan B. Westgarde
Director/CEO (Note 13)                             27.00%


NOTE 13 - SUBSEQUENT EVENTS

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

During October 2006, the Company's Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company's CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors has committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


volume of the Company or at Westgarde's option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock (See Note
11).

During November 2006, the Company contracted with NewsUSA, a North American news media service, to provide media coverage to the Company. The contract is for three months at $15,000 per month.

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company's authorized shares and change the Company name (See
Note 12).

During April 2007, the Holders of the Company's convertible notes (the "investors") proposed that the Company hire a consultant designated by the investors. The Company declined the proposal, deciding instead to conserve resources for addressing specific needs of the Company. On April 25, 2007, the investors filed with the Company a letter claiming an Event of Default as defined in the terms of the notes. On April 29, 2007, the Company and the investors agreed to cancel the claim of Event of Default and increase the discount percentage on the notes from 70% to 75%.

On March 30, 2007, the Board of Directors approved a new series of convertible preferred stock allocated from the Company's 10,000,000 authorized preferred shares. A Certificate of Designation was filed with the Nevada Secretary of State assigning certain preferential rights to these shares including; i) one Series A Convertible Preferred share has the equivalent of 1000 common share votes, ii) one Series A Convertible Preferred share will have the right, at the exclusive option of the holder, to convert to 61 common shares of the Company, once such shares become available through the increase in the Company's authorized common shares, iii) these shares also have ratchet provision rights, registration rights and piggy back registration rights, as well as 8:1 liquidation rights. Shareholders can determine all of the rights and preferences of the Series A Convertible Preferred shares by consulting the Certificate of Designation as filed with the Nevada Secretary of State.

During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of the Company's long standing obligation to make Mr. Westgarde a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note
12).

During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of the Company's long standing obligation to make Mr. Westgarde a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 12).

During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of all amounts owed to Mr. Westgarde

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


for consulting and stock Mr. Westgarde previously loaned to the Company, as recorded in the Company's Amounts Due to Related Parties (See Note 8).

During April 2007, the Board of Directors approved the issuance of 215,351 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of all amounts owed to Mr. Hayward for consulting, as recorded in the Company's Amounts Due to Related Parties (See Note 8), and as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company during July and September of 2006.

During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to United Business Associates
(UBA), a Company controlled by our CEO Sheridan Westgarde and a consultant Mr. Lonnie Hayward. The stock is issued as full settlement of the amount owed to UBA, as recorded in the Company's notes payable. The stock is being issued in two equal amounts, 210,845 to our CEO, Sheridan Westgarde and 210,845 to Mr. Lonnie Hayward (See Note 3).

During April 2007, the Company filed a Form 8-K with the Commission informing shareholders that the Company has experienced a change in control. Due to the issuances of the Series A Convertible Preferred shares to the Company's current CEO, Mr. Sheridan Westgarde and a consultant, Mr. Lonnie Hayward, these two individuals now, collectively, have control of the Company with 96.46% of the voting capital stock.

During April 2007, the Company filed with the Commission a PRER 14C information statement informing shareholders that the Company was proceeding to amend its articles of incorporation to change the Company name to Valor Energy Corp and to increase the Company's authorized common shares to 3,000,000,000. In the past the Company had been seeking the permission of shareholders in a process involving the filing of a PRER 14A informing shareholders of the Company's plans to hold a shareholder vote at a special meeting of shareholders. However, this new PRER 14C filing is based on the Company already having a majority of votes, from the voting capital of the Company, and the Board of Directors having approved the actions contemplated. This voting majority comes mostly from the Series A Convertible Preferred shares that were recently issued to the Company CEO, Sheridan Westgarde, and a Company consultant, Mr. Lonnie Hayward.

On May 2, 2007, the Company Sole Board of Director approved the appointment of Mr. Lonnie Hayward to the Board of Directors. Mr. Hayward was appointed to fill a vacancy and as permitted by the Company's Articles of Incorporation and By-laws.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2006 (UNAUDITED)


On or about March 16, 2007 the Company executed a Partial Assignment of Oil and Gas Lease and Bill of Sale, whereby the Company conveyed to the Company's working interest partner, Century Resources Inc., all of the Company's rights title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition the Company assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers 19 and 1-R. In return, Century repaid the Company all deposits made toward the Hamill 1-R workover and released the Company of all prior commitments made regarding that well.

DEVELOPMENTS WITH PRADO FIELD

On September 21, 2006 the Company's (together with New Century Energy Corp) agreement with Strong Petroleum Group ended. On September 28, 2006 a Memorandum Concerning the Termination of the Development Agreement with Strong was signed by the Company, New Century and Strong.

On October 6, 2006 the Company sold all of its 50% Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5% interest in the Company's issued and outstanding stock to be issued following the Company's restructuring. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company has removed its proposal to perform a reverse split (restructuring) of the Company's issued and outstanding shares from its revised proxy 14/A filing (Not yet filed). (See Above "Developments with Prado Field", Notes 1 and 6)

DEBT SETTLEMENT AND ACQUISITION

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

As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was on deposit with him at May 31, 2006, as well as additional payments of $40,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares and pending shareholder approval of the Proxy (See Note 12).

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

         Effective January 1, 2005, the exclusive, optional, "New Project and Exploration Drilling Participation' agreement with Century was modified, whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. Under the revised agreement the Company has an exclusive right, but not the obligation, to participate with Century, by acquiring working interests in two projects. The first of these projects was a fifty percent (50%) working interest participation in the drilling of the initial test well on oil and gas leases comprising the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area) (See Notes to Consolidated Financial Statements - Note 7). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well. The second of these projects is a seventy-five percent (75%) working interest in up to two (2) new drilling (exploration or development drilling) prospects in Wharton or Jackson Counties, Texas developed by Century under the Viking International 3D Agreement. New Century has since provided the Company with written authorization to deal directly with the Viking 3D people in determining the Company's interest in pursuing this project and other drilling projects controlled by Viking without any involvement by New Century.

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

     During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5 percent interest in the Company's issued and outstanding stock that was to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company is no longer obligated to certain restructuring requirements as previously proposed in the Company's November 8, 2005 PRER14/A filed with the Commission. (See Notes 5, 12 & 13 - Notes to Consolidated Financial Statements)


- HAMILL LEASE, MATAGORDA COUNTY, TEXAS

         In March 2004, the Company acquired 20% of the working interest in the Sargent South Field from Century Resources Inc. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres.

         On September 18, 2006, the Company aquired a 20% working interest in four new leases in the offshore area of Matagorda County, Texas, these leases being adjacent to the Company's Hamill lease (Sargent South Field). The Company paid to New

Century its 20 percent pro-rata share, totaling $68,634 for these leases totaling 1,610 acres that New Century had acquired from the State of Texas. These leases are subject to the Company's Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011.


                          DEVELOPMENTS ON HAMILL LEASE

         At present, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 1,000 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

         At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. In March 2004, the Hamill #10 well, a shut-in well on the lease, was recompleted with established production in the 3,345 foot sand. One of the original producing wells at the time of acquisition, the Hamill #19, ceased flowing gas in May of 2004 after producing 615 MMCF of gas from the original completion at 3,917 foot. This Hamill #19 well was recompleted in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. A workover was attempted in 2006 on the Hamill #19 at the 6,700 sand level, however this sand proved to be non-productive. The well and seismic data is currently being evaluated and depending on results of this interpretation, there may be an attempt to possibly deepen this well outside of the casing in the future (See Notes to Consolidated Financial Statements - Note
13).

         The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used in the development planning of the property and new drilling locations have already been identified for drilling. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

         We are participating in an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by a previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; and is currently producing gas at the rate of approximately 100 MCF per day on a 8/64 inch choke with a flowing tubing pressure of 460 psi. Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, when the current completion at 4,230 feet depletes.

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

         During August 2006, a third workover operation commenced on the Hamill #10 well after the well ceased producing gas earlier in this month. Remedial operations commenced to clean out produced sand from the well bore and a sand control screen and gravel pack were installed in the well. Production was restored on September 5, 2006 to 3,270 feet. Additional probable and proven reserves behind pipe gas sands have been identified in the Hamill #10 well for future recompletion attempts, when the current completion at 3,270 feet depletes. This well is currently producing at the rate of approximately 345 MCF per day on a 7/64 inch choke with a flowing tubing pressure of 650 psi.

         During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and a number of cast iron bridge plugs set inside the well casing by previous operators were removed. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. During the first quarter of 2006 the Hamill #2 well was shut in due to the formation sand entering the well bore. The well was cleaned out and gravel packed in March of 2006 and the well is currently producing at the rate of approximately 320 MCF per day on a 7/64 inch choke with a flowing tubing pressure of 550 psi.

         During November of 2005, work over operations commenced on the Hamill #11 well. This well was a marginal producer and a number of cast iron bridge plugs set inside the well casing by previous operators were removed. The well was cleaned out to a depth of 6,000 feet. In February of 2006, the Hamill #11 was recompleted in the 2,760 foot sand at the rate of 275 MCF per day. The well is currently producing at the rate of 55 MCF per day on a 7/64 inch choke with a flowing tubing pressure of 240 psi.

         During August of 2006 the Company elected to participate in the redevelopment of the Hamill #1-R well, that was originally drilled by Gulf Oil Corporation to a depth of 16,200' in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8" casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities. The Hamill #1-R Well is currently temporarily abandoned (See Notes to Consolidated Financial Statements - Note 13).

         Compression was installed in the Sargent Field during July of 2006. Presently three producing wells are on compression, wells number 11, 14 and 17.

         On or about March 16, 2007 the Company executed a Partial Assignment of Oil and Gas Lease and Bill of Sale, whereby the Company conveyed to the Company's working interest partner, Century Resources Inc., all of the Company's rights title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition the Company assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers 19 and 1-R. In return, Century repaid the Company all deposits made toward the Hamill 1-R workover and released the Company of all prior commitments made regarding that well.


- PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS

         During July 2004, the Company, under the terms of the agreement with Century exercised its option to participate for a 50% working interest in the comprising of 1,280 acres in the Prado Field located in Jim Hogg County, Texas.

         The Company has in the past had an ongoing agreement with Strong Petroleum Inc. of Houston Texas for the development of the Prado field. On September 21, 2006 that agreement between the Company, New Century Energy Corp and Strong Petroleum Group (Strong) ended. On September 28, 2006 a Memorandum Concerning the Termination of the Development Agreement with Strong was signed by the Company, New Century and Strong. This termination any right title or interest that Strong has in the Prado field project.

         During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5 percent interest in the Company's issued and outstanding stock that was to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company is no longer obligated to certain restructuring requirements as previously proposed in the Company's November 8, 2005 PRER14/A filed with the Commission. (See Notes 5, 12 & 13 - Notes to Consolidated Financial Statements)

BROOKSHIRE DOME FIELD AREA

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

         As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was also on deposit with him at August 31, 2006, as well as additional payments of $40,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares and pending shareholder approval of the Proxy (See
Note 13 - Notes to Consolidated Financial Statements).

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

OUTLOOK-

     Over the next twelve months, management is confident that existing cash flows from our Hamill lease production will be sufficient to meet our cash commitments as they become payable. Management believes that the current plan to increase the Company's authorized shares is key to our near and long term success. A more detailed discussion of the Company's liabilities and managements opinion's regarding those liabilities is as follows;

Our objective in 2007 and on into 2008 is to continue to use our cash flows from operations to meet our operating expenses and working capital requirements. In the past the revenue generated from the sale of our proportionate share of natural gas from the Hamill lease has been sufficient to pay the Company's share of lease operating expenses and most of the Company's general operating expenses. Management expects that the price of natural gas will remain at current levels and/or possibly increase in price through 2007 into 2008. However, should the price of natural gas or the production from the lease fall significantly it would severely impact the Company's ability to maintain current levels of operations and would likely result in the Company having to curtail existing operations.

The Company has used loans from private investors, Company officers and a consultant, as well as cash raised from the sale of working interests, to pay for capital improvements to the Hamill and Brookshire leases. Due to the major component of these notes payable being owed to our officer and consultant, who have a vested interest in the long term viability of the Company, we expect to be able to achieve terms on these notes that will be manageable for the Company (See Notes to Consolidated Financial Statements - Note 13).

The Company has a substantial amount of debt in the form of convertible debentures that, for a number of years, the Company has operated without making any payments on, and which, continues to accrue interest. Though the holders of these notes have not sent any notice of default to the Company, the terms of payment for these notes will have to be met to avoid any such action (See Notes to Consolidated Financial Statements - Note 14). Since the Company does not have sufficient cash to pay these notes, any event of default would certainly result in the note holders seeking relief by exercising their first priority interest in the Company's assets. Such action would, in all likelihood, result in the discontinuation of the Company's operations. The convertible debt also contains freestanding embedded derivatives which resulted in the recording of derivative liabilities on our balance sheet that significantly exceed our ability to pay with cash. Because these derivative liabilities are calculated on a quarterly basis and based on the market price of our stock our financial condition and results of operations are subject to high volatility. The Company plans to solve these issues by obtaining the approval of its shareholders to increase the total number of authorized shares of the Company. Doing so will allow the Company to meet the terms of the convertible debentures by making conversion of debt for equity. Additionally, increasing the authorized shares will allow the Company to use equity positions as incentive for attracting and paying professionals, as well as sell additional shares for cash to help us execute and finance our business plan. Though no plans exist at this time, the Company may also use equity as payment for mergers and acquisitions. Such issuances of additional Company stock will have a dilutive effect on common stock holders.

OTHER EVENTS

         During April 2007, the Holders of the Company's convertible notes (the "investors") proposed that the Company hire a consultant designated by the investors. The Company declined the proposal, deciding instead to conserve resources for addressing specific needs of the Company. On April 25, 2007, the investors filed with the Company a letter claiming an Event of Default as defined in the terms of the notes. On April 29, 2007, the Company and the investors agreed to cancel the claim of Event of Default and increase the discount percentage on the notes from 70% to 75%.

         On March 30, 2007, the Board of Directors approved a new series of convertible preferred stock allocated from the Company's 10,000,000 authorized preferred shares. A Certificate of Designation was filed with the Nevada Secretary of State assigning certain preferential rights to these shares including; i) one Series A Convertible Preferred share has the equivalent of 1000 common share votes, ii) one Series A Convertible Preferred share will have the right, at the exclusive option of the holder, to convert to 61 common shares of the Company, once such shares become available through the increase in the Company's authorized common shares, iii) these shares also have ratchet provision rights, registration rights and piggy back registration rights, as well as 8:1 liquidation rights. Shareholders can determine all of the rights and preferences of the Series A Convertible Preferred shares by consulting the Certificate of Designation as filed with the Nevada Secretary of State.

         On May 2, 2007, the Company Sole Board of Director approved the appointment of Mr. Lonnie Hayward to the Board of Directors. Mr. Hayward was appointed to fill a vacancy and as permitted by the Company's Articles of Incorporation and By-laws.

         During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company's former CEO, which results in the Company owning a major component to the TigeroLynk(TM) AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment) (See Notes 2, 8, & 13 - Notes to Consolidated Financial Statements)

         As of August 31, 2006, the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there is one consultant under contract and two consultants operating on a month to month basis.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH ENDED AUGUST 31, 2006 COMPARED TO AUGUST 31, 2005

         The Company recognized its equity interest in Hamill and Prado leases in the amount of $81,850 for the three-month ended August 31, 2006, compared with $24,118 for the three-month ended August 31, 2005. The increase in equity interest is primarily due to increased production and the overall price increases in the oil and gas sector.

         Operating expenses for the three-month ended August 31, 2006 and 2005 were $187,567 and $94,653, respectively, for an increase of $92,914 or 98%. While there were increases in selling, general and administrative and financing fee expenses the primarily reason for the increase was the result of a $63,556 increase in depreciation and depletion in connection with increased production from the Hamill lease. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the TigeroLynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 4, 5, 6 & 13 - Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three-month periods ended August 31, 2006 and August 31, 2005 was $114,458 and $17,747, respectively, for a decrease in cash used in operating activities of $96,711. During the three-month ended August 31, 2006, and similar to the same period ended August 31, 2005, the Company funded its operations primarily by means of revenues and proceeds from issuance of notes payable.

         The Company used cash of $69,011 in investment activities during the three-month ended August 31, 2006 and $166,552 for the three-months ended August 31, 2005. The 2006 decrease in cash used by investment activity was due primarily to a reduction in amounts invested in our working interest leases. (See Notes 4 & 6 - Notes to Consolidated Financial Statements)

         Net cash provided by financing activities was $103,029 and $122,291 for the three-month ended August 31, 2006 and 2005, respectively. For the period ended November 30, 2005, the Company utilized $200,000 in working capital loaned to the Company by United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. During fiscal year ended May 31, 2006, the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in Hamill lease to increase production (See Notes 4 & 6 - Notes to Consolidated Financial Statements)

         On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Notes 6 & 14). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full renumeration of their initial investment in Wharton 3D (switched from Prado). As of May 31, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Wharton 3D or Prado field interest (See Notes 5, 8 & 13
- Notes to Consolidated Financial Statements).

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

         During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company's authorized shares and change the Company name (See Note 12 - Notes to Consolidated Financial Statements).
         For
the period ended August 31, 2006 and 2005, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the issuance of debt.
         At August 31, 2006 the Company had cash of $2,417 and total current assets of $2,417.

         As of August 31, 2006, the Company had a working capital deficiency of $19,317,032 and an accumulated deficit of $(23,310,635). Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 13 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of its investments, the use of estimates for natural gas reserve information and the realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2006.

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

         Mr. Westgarde became aware of potential problems in our disclosure controls and procedures in connection with the filing of a Proxy statement on
Schedule 14/A ("Schedule 14/A") on November 8, 2005, and in the customary course of the Commission's review of the Schedule 14/A and other Company filings, during which time the Commission issued a comment letter (the "Comment Letter") to the Company dated December 8, 2005. The Comment Letter included comments indicating a number of deficiencies in the Company's filings. These deficiencies included such items as the omission of certain agreements that the Company has entered into as exhibits to the Company's quarterly and annual reports, filed with the commission, and as required by Item 601 of Regulation S-B. Additionally and after further consultation with accounting professionals Mr. Westgarde became aware that the Company's convertible debenture debt is not conventionally convertible and does not qualify for the scope exceptions from the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, rules for accounting for derivative instruments, and therefore, such debt derivative liabilities should have been accounted for in the Company's' financial reports in accord with SFAS No. 133. Additionally, the Comment Letter indicated that certain Company quarterly and annual reports filed with the commission contained certifications that did not conform to the format provided in Item 601 (b)(31) of Regulation S-B. Additionally, the Company has not filed its subsequent quarterly and annual reports in a timely fashion.

         As a result of Mr. Westgarde's review of our disclosure controls and procedures, it was determined that during the preparation of certain quarterly and annual reports of the Company's, the Company lacked the proper communication and input from its SEC Attorney to correctly address deficiencies.

         As a result of the Comment Letter and the review of our disclosure controls and procedures, we have embarked on a process to address and correct the deficiencies in certain of our filings done with the commission, as well as complete and file our outstanding quarterly and annual reports. This process has included the re-filing of certain quarterly and annual reports that include the missing exhibits and correct certification format. In review of the Company's accounting for the liability of the existing convertible debt we have engaged additional financial professionals and recalculated and restated these liabilities in accord with SFAS 133 rules for accounting for derivative instruments and included the results of these restatements in our report on 8K dated March 9, 2007 and our annual report on Form 10-KSB/A for the fiscal year ended May 31, 2006, filed on April 17, 2007. This report on Form 10-QSB for the period ended August 31, 2006, takes into account our accounting for our convertible debt liability in accord with SFAS 133, rules for accounting for derivative instruments.

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

CHANGES IN INTERNAL CONTROLS
----------------------------

         During May of 2006 the Company initiated changes in our internal controls and procedures to provide for accurate, effective and timely disclosures. This change involved the training of existing staff to assemble documents required to be filed in our disclosures as well as manage certain financial processes that were previously performed by outside accountants. This change has given the Company effective control over our required disclosures by streamlining the processes involved in recording, processing, summarizing, and reporting information required to be disclosed specified in the Securities and Exchange Commission's rules and forms. Additionally, this change has improved the segregation of incompatible duties due to the use of additional staff in preparing financial disclosures.

         Other than the changes implemented during the period ended May 31, 2006, there have been no additional changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the period covered by this report, on April 26, 2007, the Company's sole Board of Director approved the appointment of Mr. Lonnie Hayward to the Board of Directors. This change improves the lack of representation that previously existed on our Board of Directors.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         During April 2007, the Holders of the Company's convertible notes (the "investors") proposed that the Company hire a consultant designated by the investors. The Company declined the proposal, deciding instead to conserve resources for addressing specific needs of the Company. On April 25, 2007, the investors filed with the Company a letter claiming an Event of Default as defined in the terms of the notes. On April 29, 2007, the Company and the investors agreed to cancel the claim of Event of Default and increase the discount percentage on the notes from 70% to 75%.

         As of the date of this filing the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the seller has formally canceled the agreement. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company has had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company has received from the executor of Mr. Lefebvre's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. The Company is moving ahead with the cancellation of the original stock certificates with the transfer agent. During July 2006, the company finalized the cancellation of the 4 certificates aggregating 2,500,000 shares of restricted stock. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750. (See Notes 8, 11 & 13 - Notes to Consolidated Financial Statements)

         During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of the Company's long standing obligation to make Mr. Westgarde a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Notes to Consolidated Financial Statements - Notes 11, 12 and 13).

         During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of the Company's long standing obligation to make Mr. Westgarde a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Notes to Consolidated Financial Statements - Notes 12 and 13).

         During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of all amounts owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company, as recorded in the Company's Amounts Due to Related Parties (See Notes to Consolidated Financial Statements - Notes 8, 12 and 13).

         During April 2007, the Board of Directors approved the issuance of 215,351 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of all amounts owed to Mr. Hayward for consulting, as recorded in the Company's Amounts Due to Related Parties (See Notes to Consolidated Financial Statements - Note 8), and as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company during July and September of 2006.

         During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to United Business Associates (UBA), a Company controlled by our CEO Sheridan Westgarde and a consultant Mr. Lonnie Hayward. The stock is issued as full settlement of the amount owed to UBA, as recorded in the Company's notes payable. The stock is being issued in two equal amounts, 210,845 to our CEO, Sheridan Westgarde and 210,845 to Mr. Lonnie Hayward (See Notes to Consolidated Financial Statements -
Note 3).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

            On or about April 24, 2007, the Company received written consent in lieu of a meeting of Stockholders from(i) shareholders holding 950,000 shares of common stock entitled to one vote per share; and (ii) shareholders holding 2,700,000 shares of Series A Convertible Preferred Stock entitled to 1000 votes per share, a total of 2,700,950,000 votes, approving an amendment to the Articles of Incorporation of the Company (the "Amendment"), to change the name of the Company to Valor Energy Corporation and to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to three billion (3,000,000,000) shares of common stock at par value of $.001 with no preemptive rights. These additional shares will have the same rights, privileges, preferences and restrictions as the Company's shares of common stock which are currently authorized. As the holders of the Series A Convertible Preferred Stock, these shareholders have the right to vote one thousand times for each share of Series A Convertible Preferred Stock held on all matters submitted to the shareholders.

         On April 24, 2007 the Company filed with the Commission a PRER14C information statement informing shareholders of the amendments to the Company's Articles of Incorporation.

         The increase in authorized shares will allow the Company to facilitate the conversion to equity of existing convertible debt, amounts due to related parties and issue stock commitments to professionals. The change of our Company name will better identify the Company in the new business. (See Note 13 - Notes to Consolidated Financial Statements)

ITEM 5. OTHER INFORMATION

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

         The Company restated its audited May 31, 2005 financials to record its derivative and warrant liabilities associated with convertible debentures, as well as, record the accretion expenses related thereto. Additionally, such restatements to the Company's May 31, 2005 audited financial statements also required us to make similar material modifications and to restate our unaudited financial statements for the three months ended August 31, 2005, the three and six months ended November 30, 2005, and the three and nine months ended February 28, 2006. All of the modifications and adjustments to the Company's audited May 31, 2005 financial statements and the Company's unaudited August 31, 2005, November 30, 2005 and February 28, 2006 financial statements have been described in detail in the footnotes to the restated financials appearing in the Company's Form10-KSB/A for the fiscal year ended May 31, 2006 filed with the Commission on April 17, 2007.


2. Form 8- K dated March 9, 2007 reported that on March 9, 2007, the Company discovered that certain agreements, that are required to be filed in accord with
Item 601 of Regulation S-B, were not filed as exhibits to the Company's amended August 31, 2005 quarterly report on Form 10-QSB/A and the Company's November 30, 2005, quarterly report on Form 10-QSB. These agreements are summarized as follows;

        In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent. In September of 2005, the Company agreed to an amendment to the convertible debentures dated August 6, 2004 having a total aggregate of $250,000. The agreement amends the applicable percentage of discount from 60 to 70 percent.

        Both of these debenture amendment agreements were combined into one document and filed as exhibit to the 8-K filing. All of the Company's related financial statements, as filed with the Commission, have taken in account adjustments, as necessary, due to these agreements.

3. Form 8- K dated April 24, 2007, announcing a change in control of the registrant, reported that on April 20, 2007, the Company issued one million three hundred fifty thousand (1,350,000) shares of the Company's authorized Series A Convertible Preferred Shares to Sheridan B. Westgarde, and one million three hundred fifty thousand (1,350,000) shares of the Company's authorized Series A Convertible Preferred Shares to Lonnie Hayward. Pursuant to the Certificate of Designation, each share of Series A Convertible Preferred Stock shall be convertible into sixty-one (61) shares of Common Stock. The Common Stock into which the Series A Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock of the Company, and none of the rights of the Preferred Stock. Additionally, the Series A Preferred Stock shall have one thousand (1000) votes for every share, and shall vote together as one class with the Common Stock. As a result, the current capitalization of the company consists of (i) 100,000,000 shares of Common Stock, each entitled to one vote per share; and (ii) 2,700,000 shares of Series A Convertible Preferred Shares, each entitled to 1000 votes per share. Accordingly, together with Mr. Westgarde's 950,000 shares of Common Stock that were previously held, these two shareholders are entitled to 2,700,950,000 of 2,800,000,0000 total possible votes, or approximately 96.46% of the total voting power of the Company (See Notes To Consolidated Financial Statements -
Note 13)


SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


      DATED: MAY 24, 2007           BY: /S/ SHERIDAN B. WESTGARDE
                                             ----------------------------------
                                             Chief Executive Officer