Form 10QSB
period 2006-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-05-25
CIK 1081242

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended NOVEMBER 30, 2006

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER 0-21384

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
--------------------------------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No X
                                      ---  ---

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
 Class of Common Stock                                  November 30, 2006
------------------------                               -------------------
   $.001 par value                                          100,000,000

             TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES NO X

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.



                                      INDEX

PART I - FINANCIAL INFORMATION                                                 1

     ITEM 1. Consolidated Financial Statements                                 1

     Consolidated Balance Sheet at November 30, 2006 (unaudited)               1

     Consolidated Statements of Operations for the three months
       ended November 30, 2006 (unaudited) and 2005(unaudited)                 2

     Consolidated Statements of Operations for the three and six months
       ended November 30, 2006 (unaudited) and 2005(unaudited)                 3

     Consolidated Statements of Comprehensive Loss for the six-months
       ended November 30, 2006 (unaudited) and 2005(unaudited)                 4

     Consolidated Statements of Cash Flows for the six-months ended
            November 30, 2006 (unaudited) and 2005 (unaudited)                 5

     Notes to Consolidated Financial Statements (unaudited)                    6

     ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Plan of Operations.                                               28

     ITEM 3. Control and Procedures                                           40

PART II. - OTHER INFORMATION                                                  42

     ITEM 1. Legal Proceedings                                                42

     ITEM 2. Changes in Securities and Use of Proceeds                        43

     ITEM 3. Defaults Upon Senior Securities:                                 44

     ITEM 4. Submission of Matters of a Vote to Security Holders              44

     ITEM 5. Other Information                                                45

     ITEM 6. Exhibits and Reports on Form 8-K                                 45


SIGNATURES                                                                    47

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                               AQUATIC CELLULOSE
                              INTERNATIONAL CORP.
                                 AND SUBSIDIARY
              Three-month periods ended November 30, 2006 and 2005
                                  (Unaudited)

                                                      CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------
                                                               NOVEMBER 30, 2006
--------------------------------------------------------------------------------

ASSETS


Current Assets
    Cash                                                           $     67,049

Property and equipment net                                                6,860
Investment in Hamill lease                                              994,338
Investment in Brookshire lease                                          105,758
Advance on equipment purchase and settlement of debt                    100,000
--------------------------------------------------------------------------------
    Total Assets                                                   $  1,274,005
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                               $    134,161
    Accrued expenses                                                  1,257,790
    Amounts due to related parties                                      375,994
    Convertible debentures                                            1,930,800
    Derivative liability                                             14,098,688
    Warrant liability                                                    37,632
    Notes payable                                                       374,271
--------------------------------------------------------------------------------
      Total current liabilities                                      18,209,336
--------------------------------------------------------------------------------

Stockholders' Deficit
    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding                                                  -
    Common stock, $0.001 par value, 100,000,000
        shares authorized, 100,000,000 shares issued and
        outstanding                                                     100,000
    Additional paid in capital                                        5,363,441
    Accumulated deficit                                             (22,350,959)
    Foreign currency translation                                        (47,813)
--------------------------------------------------------------------------------
      Total stockholders' deficit                                   (16,935,331)
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                        $  1,274,005
--------------------------------------------------------------------------------

                                                          See accompanying notes
                                                                               1

                      AQUATIC CELLULOSE INTERNATIONAL CORP
                      Consolidated Statements of Operations
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                                        NOVEMBER 30, 2006    NOVEMBER 30, 2005
----------------------------------------------------------------------------------------------
                                                                                  (RESTATED)
Equity in earnings of leases                                   $      72,379           134,746


Operating expenses
      Selling, general and administrative                            142,786            61,408
      Financing fees                                                     -              23,151
      Depreciation and depletion                                      85,105            74,846
----------------------------------------------------------------------------------------------
           Total operating expenses                                  227,891           159,405
----------------------------------------------------------------------------------------------

Loss from operations                                                (155,512)          (24,659)
----------------------------------------------------------------------------------------------

Other income (expense)
      Interest expense                                              (111,086)         (219,009)
      Interest income (expense) related to convertible debt          755,008          (174,357)
      Gain from write off of debt                                    212,081
      Gain from settlement of investment in Wharton 3D                                 224,215
      Gain from sale of Prado                                        255,157
      Other income                                                     4,029             4,240

----------------------------------------------------------------------------------------------

Total other income (expense)                                       1,115,189          (164,911)
----------------------------------------------------------------------------------------------


Net income (loss)                                              $     959,677     $    (189,570)
                                                               ===============================

Weighted Average Shares Outstanding                              100,000,000       100,000,000
                                                               ===============================

Income (Loss) Per Common Share (Basic and fully diluted)       $        0.01     $       (0.00)
                                                               ===============================

                                                          See accompanying notes
                                                                               2

                      AQUATIC CELLULOSE INTERNATIONAL CORP
                      Consolidated Statements of Operations
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------
                                                        SIX MONTHS ENDED      SIX MONTHS ENDED
                                                        NOVEMBER 30, 2006    NOVEMBER 30, 2005
----------------------------------------------------------------------------------------------
                                                                                   (RESTATED)
Equity in earnings of leases                                   $     154,229           158,864


Operating expenses
      Selling, general and administrative                            229,907           122,270
      Financing fees                                                  20,000            40,052
      Depreciation and depletion                                     165,551            91,736
----------------------------------------------------------------------------------------------
           Total operating expenses                                  415,458           254,058
----------------------------------------------------------------------------------------------

Loss from operations                                                (261,229)          (95,194)
----------------------------------------------------------------------------------------------

Other income (expense)
      Interest expense                                              (213,100)         (657,533)
      Interest income (expense) related to convertible debt       (7,311,034)         (351,350)
      Gain from settlement of Ackles debt                            212,081
      Gain from settlement of investment in Wharton 3D                                 224,215
      Gain from sale of Prado                                        255,157
      Other income                                                     4,029             4,240
----------------------------------------------------------------------------------------------

Total other expense                                               (7,052,867)         (780,428)
----------------------------------------------------------------------------------------------


Net loss                                                       $  (7,314,096)    $    (875,622)
                                                               ===============================

Weighted Average Shares Outstanding                              100,000,000       100,000,000
                                                               ===============================

Loss Per Common Share (Basic and fully diluted)                $       (0.07)    $       (0.01)
                                                               ===============================


                                                          See accompanying notes
                                                                               3

                      AQUATIC CELLULOSE INTERNATIONAL CORP

                  Consolidated Statements of Comprehensive Loss
                                   (UNAUDITED)

-----------------------------------------------------------------------------
                                        SIX MONTHS ENDED     SIX MONTHS ENDED
                                        NOVEMBER 30, 2006   NOVEMBER 30, 2005
-----------------------------------------------------------------------------
                                                                  (RESTATED)

Net loss                                     $(7,314,096)        $  (875,622)

Foreign exchange translation                      (2,996)             (2,253)
-----------------------------------------------------------------------------

Comprehensive loss                           $(7,317,092)        $  (877,875)
-----------------------------------------------------------------------------


                                                          See accompanying notes
                                                                               4

                      AQUATIC CELLULOSE INTERNATIONAL CORP

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------------

                                                                SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                NOVEMBER 30, 2006  NOVEMBER 30, 2005
----------------------------------------------------------------------------------------------------
                                                                                        (RESTATED)
Cash flows from operating activities:
   Net loss                                                            $(7,314,096)      $  (875,622)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and depletion                                            165,551            91,483
     Amortization of defered financing costs                                                  33,802
     Accretion of convertible debt discount                                 31,680           353,303
     Change in derivative liability                                      7,259,951           511,153
     Change in warrant liability                                            19,403            (1,953)
     Undistributed equity in earnings of leases                              3,908          (119,852)
     Gain on settlement of investment in Wharton 3D                                         (224,215)
     Gain on writeoff of debt                                             (212,081)
     Gain on sale of investment of Prado                                  (255,157)
Change in operating assets and liabilities
     Prepaid expenses and other current assets                              (4,668)
     Recievable from sale of Titan Consolidated Inc. common stock                            (39,590)
     Accounts payable and accrued expenses                                 192,319           118,753
----------------------------------------------------------------------------------------------------
     Net cash used in operating activities                                (113,190)         (152,738)
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of interest in Brookshire lease                                                  (19,930)
   Proceeds from sale of Prado                                             300,000
   Additional investment in Hamill lease                                  (226,420)         (117,022)
   Additional investment in Brookshire lease                                                 (85,828)
   Proceeds from sale of Titan Consolidated Inc. common stock                                286,715
   Payments on settlement of investment in Wharton 3D                                        (80,000)
----------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                    73,580           (16,065)
----------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Amount due related parties                                               13,820
   Notes payable                                                            35,000
   Notes payable on settlement of investment in Wharton 3D                                    20,000
   Proceeds from the issuance of notes payable                             180,000           262,574
   Payments on notes payable                                              (137,982)
   Unpaid fees and expenses due to stockholders                                               21,651
   Payments to related parties                                             (65,000)          (84,970)
----------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                    25,838           219,255
----------------------------------------------------------------------------------------------------

   Effect of foreign currency exchange rate on cash balance                 (2,996)           (2,253)
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                            (16,768)           48,199

Cash at beginning of period                                                 83,817            83,114
----------------------------------------------------------------------------------------------------
Cash at end of period                                                  $    67,049       $   131,313
====================================================================================================



                                                          See accompanying notes
                                                                               5

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)


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

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The Company's 50 percent portion of the acquisition cost was $70,000. (See Notes 5)

Effective January 1, 2005, the exclusive, optional, "New Project and Exploration Drilling Participation' agreement with Century was modified, whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. Under the revised agreement the Company has an exclusive right, but not the obligation, to participate with Century, by acquiring working interests in two projects. The first of these projects was a fifty percent (50%) working interest participation in the drilling of the initial test well on oil and gas leases comprising the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area) (See Note 7). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well. The second of these projects is a seventy-five percent (75%) working interest in up to two (2) new drilling (exploration or development drilling) prospects in Wharton or Jackson Counties, Texas developed by Century under the Viking International 3D Agreement. New Century has since provided the Company with written authorization to deal directly with the Viking 3D people in determining the Company's interest in pursuing this project and other drilling projects controlled by Viking without any involvement by New Century.

DEVELOPMENTS - HAMILL

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

On September 18, 2006 the Company paid to New Century its 20 percent pro-rata share, totaling $68,634 for 1,610 acres State of Texas oil and gas leases in the offshore area of Matagorda County, Texas. Four new leases totaling 1,610 acres have been acquired by the Company, and this acreage is contiguous with our onshore Sargent South Field acreage. The new leases are subject to our Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011.

(See Note 13 - Subsequent Events)

DEVELOPMENTS - PRADO

        During July 2004, the Company entered into an agreement in principle to sell a portion of its working interest in the Prado field to Titan Consolidated Inc.("Titan"), a Nevada Corporation. The Company received a total of $40,000 in non-refundable deposits from Titan pursuant to a purchase agreement that was terminated in November 2005.

        The Company has in the past had an ongoing agreement with Strong Petroleum Inc. of Houston Texas for the development of the Prado field. On September 21, 2006 that agreement between the Company, New Century Energy Corp and Strong Petroleum Group (Strong) ended. On September 28, 2006 a Memorandum Concerning the Termination of the Development Agreement with Strong was signed by the Company, New Century and Strong. This terminates any right title or interest that Strong has in the Prado field project.

        On October 6, 2006 the Company sold all of its 50% Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5% interest in the Company's issued and outstanding stock to be issued following the Company's restructuring. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company is no longer obligated to certain restructuring requirements as previously proposed in the Company's November 8, 2005 PRER14/A filed with the Commission (See Notes 5, 12 & 13).

DEVELOPMENTS - TIGER-LYNK(TM)

        In October of 2006 the Company completed a final settlement agreement with Ackles. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the Tiger-Lynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept $25,000 payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The purchase of the Tiger-Lynk(TM) technology involve the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 Tiger-Lynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending shareholder approval of the increase in authorized shares, as incentive to completing the settlement agreement.

        As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was on deposit with him at May 31, 2006, as well as additional payments of $40,000. The

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

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

OTHER DEVELOPMENTS

During November 2006, the Company contracted with NewsUSA, a North American news media service, to provide media coverage to the Company. The contract is for three months at $15,000 per month.

RESTATEMENT OF FINANCIAL STATEMENTS

On March 9, 2007, the Company filed with the Commission a report on Form 8-K that contained the restated November 30, 2005 financial statements. These restated financials provide the comparatives used in this report.

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

The financial information of the Company and its wholly owned subsidiaries, Aquatic Cellulose Ltd., for the three and six months ended November 30, 2006 and 2005, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant Intercompany balances and transactions have been eliminated.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

BUSINESS OPERATIONS

As of November 30, 2006, the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

AQCI provides management services to ACL and its working interests in the Hamill, Prado and Brookshire properties. (See Notes 1, 4, 5 & 6)

ACL was working closely with its manufacturer on the construction of aquatic timber harvesting equipment. As of May 31, 2003, these operations were discontinued. The Company had prior agreements with Gary Ackles ("Ackles") (See
Note 1) that involved the possible disposition of the mechanical components already constructed in a manufacturing facility in Kamloops, British Columbia, as part of a possible agreement to settle debts of the Company. Originally the Company had paid and recorded a $100,000 deposit on the construction of these components.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company has experienced recurring losses, has a working capital deficiency of $18,142,287 and an accumulated deficit of ($22,350,959) as of November 30, 2006. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving cash flow from its oil and natural gas investments. Future realization of the Company's investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 12). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

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

LONG-LIVED ASSETS

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements' estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the periods ended November 30, 2006 and 2005, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the periods ended November 30, 2006 and 2005, no impairments have been recorded on unproved properties

INVESTMENT IN HAMILL, PRADO AND BROOKSHIRE LEASES

The Company accounts for its investments in the Hamill, Prado and Brookshire leases, herein referred to as "the leases", at cost initially, and the cost is adjusted for the Company's net revenue interest in the leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the leases.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

The Company depletes the acquisition cost of the leases using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves.

In the case of the Prado and Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the properties. (See Notes 1, 5 & 6)

AMOUNTS DUE TO RELATED PARTIES

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

Since the Company did not issue stock options to employees during the quarter ended November 30, 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period.

As of November 30, 2006 and 2005, the effect of all outstanding warrants would be anti-dilutive due to the Company's net losses. No adjustments were made to reported net income in the computation of EPS.

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

COMPREHENSIVE INCOME

The Company has determined that the Company's net loss and foreign currency translation adjustments were the only components of its comprehensive income as of November 30, 2006 and 2005, respectively.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. At November 30, 2006, the estimated fair value of the Company's derivative liability was $14,098,688, as well as a warrant liability of $37,632. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company's commons stock to determine estimated fair value of the derivative liability. In valuing the debt features at November 30, 2006, the Company used the closing price of
0.035 and the respective conversion and exercise prices for the warrants. For the three month period ended November 30, 2006, there was an increase in the market value of the Company's common stock from $0.016 at May 31, 2006 to $0.035 at November 30, 2006.

TRANSLATION OF FOREIGN CURRENCY

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency and therefore its functional currency is the Canadian dollar. In consolidation, foreign currency translation gains and losses are included in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements not previously disclosed that are not yet effective but expected to affect the Company's consolidated financial statements.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

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

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Note 5). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of their initial investment in Wharton 3D (switched from Prado). As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Wharton 3D or Prado field interest. (See Note 13)

During November 2005, the Company received a short term non-interest bearing loan from a Company owned by Lonnie Hayward, a Company consultant for a total of $50,000, which was used, along with

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

Company's available cash, to fund the settlement payments to Ackles and a related party. During fiscal year ended May 31, 2006, this loan was repaid in full.

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principle balance owing of $32,406 as at November 30, 2006, is included in notes payable.

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

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company's authorized shares and change the Company name (See
Note 12 and 13).



NOTE 4 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at November 30, 2006:

Balance at beginning of period                        $ 932,305

ADDITIONAL INVESTMENT                                   226,420

PROPORTIONATE EQUITY IN NATURAL GAS REVENUES            203,724

RECEIPT OF EARNINGS IN HAMILL LEASE                    (202,558)

DEPLETION OF INVESTMENT COST                           (165,553)
                                                      ---------

                                                      $ 994,338
                                                      =========

The Hamill lease represents a significant equity investment of the Company. The following table presents three and six month total revenue, expenses and net income for the Hamill lease, as well as the Company's proportionate share.


              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)


FOR THE THREE-MONTH PERIOD ENDED     NOVEMBER 30, 2006            NOVEMBER 30, 2005
                                   LEASE TOTAL      AQCI %     LEASE TOTAL      AQCI %
TOTAL REVENUE                       $654,602      $104,736      $911,750      $145,880
TOTAL LEASE OPERATING EXPENSES      $161,785      $ 32,357      $ 80,895      $ 13,679
NET INCOME                          $492,817      $ 72,379      $830,855      $132,201


FOR THE SIX-MONTH PERIOD ENDED       NOVEMBER 30, 2006            NOVEMBER 30, 2005
                                   LEASE TOTAL      AQCI %     LEASE TOTAL      AQCI %
TOTAL REVENUE                       $1,273,275    $  203,724    $1,106,369    $  177,019
TOTAL LEASE OPERATING EXPENSES      $  247,476    $   49,495    $  118,195    $   21,139
NET INCOME                          $1,025,799    $  154,229    $  988,174    $  155,880


NOTE 5 - INVESTMENT IN PRADO LEASE

The Company sold its investment in Prado lease in October 2006 for $300,000. Net of the total sale price less investment at the beginning of the period which includes uncollected accounts receivable, this left a net gain of $255 157, which is itemized as a gain on sale of assets in the financial statements. The breakdown is as follows

Balance at beginning of period                                $  49,918

Uncollectible accounts                                           (5,075)

Sale of all working interest in Prado to New Century            300,000

Gain on Disposition of Asset                                    255,157
                                                              ---------
                                                              $       0
                                                              =========


NOTE 6 - INVESTMENT IN BROOKSHIRE LEASE

The investment in Brookshire lease consists of the following at November 30, 2006:

Balance at beginning of period                                $ 105,758

Additional investment                                                 0
Reimbursement of drilling costs                                      (0)
                                                              ---------
                                                              $ 105,758
                                                              =========

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30, 2006:

Accrued interest                                                  $1,184,911

Accrued professional fees                                             72,879
                                                                  ----------
                                                                  $1,257,790
                                                                  ==========
NOTE 8 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at November 30, 2006:

Unpaid license agreement between Legacy
   Systems and Company  (See Note 1)                      80,000

Unpaid consulting fees due to Sheridan Westgarde
   (See Note 11)                                         131,944

Unpaid consulting fees due to Les Westgarde
    (See Note 11)                                              0

Unpaid consulting fees to Harvey Smith
    (See Note 11)                                         19,000

Unpaid consulting fees to Lonnie Hayward
    (See Note 11)                                         53,190

Due to Sheridan Westgarde for shares
   returned to treasury for professional fees             46,360

Funds borrowed from Legacy Systems
     (See Note 13)                                        44,000

Un-Issued Stock and Amounts Due Consultants                1,500
                                                        --------
                                                        $375,994
                                                        ========

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the three-month period ended November 30, 2006 and 2005, the Company accreted $0 and $175,122, respectively, of debt discount related to the Notes.

WARRANTS ISSUED

The estimated fair values of the warrants at issuance were as follows:

                                                                      Initial
                              Number of          Value at           Volatility
Date of Warrants Issued       Warrants           Issuance             Factor
-----------------------    --------------    ----------------    ---------------
March 22, 2004                900,000            $ 3,585               254%
August 6, 2004                250,000            $   552               254%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at May 31, 2006, the Company used the closing price of $0.016, the respective exercise price, the remaining term on each warrant, and a volatility of 273%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the three month period ended November 30, 2006, the warrant derivative liability had increased to a value of $37,632, due in part to an increase in the market value of the Company's common stock to $0.035 from $0.016 at May 31, 2006, which resulted in an "Other expense" item of $19,403 for the three month period ended

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

November 30, 2006. The Company used a closing price of $0.035, the respective exercise prices, remaining time till maturity and 144% volatility factor.

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

                                          Debt Features       Initial Carrying
Date of Note       Amount of Notes       Value at Issuance           Value
--------------   ------------------     -----------------     -----------------
May 31, 2003     $          780,800     $       1,281,362     $               -
March 22, 2004   $          900,000     $         768,413     $         128,002
August 6, 2004   $          250,000     $         209,989     $          39,459

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at November 30, 2006, the Company used the closing price of $0.035 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 144%. For the six-months ended

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

November 30, 2006 the estimated value of the debt features increased to $14,098,688, thus during the six-month period ended November 30, 2006, the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $7,260,951 for the six-month period ended November 30, 2006.

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

For the six-month period ended November 30, 2005 and 2006, the Company recorded Other Expense of $351,350 and $7,311,034, related to the value of the debt features and value of the warrants. A tabular reconciliation of this adjustment follows:


                                                      Three-month        Three-month
INTEREST INCOME (EXPENSE) RELATED TO               November 30, 2006  November 30, 2005
CONVERTIBLE DEBT                                                         (restated)
---------------------------------------------------------------------------------------
     2003 and 2004 Derivative Liability                $ 749,248             $        -
     2003 and 2004 Warrant Liability                       5,761                    765
     Accretion of 2003 convertible debt                        -                (61,130)
     Accretion of 2004 convertible debt                        -               (113,992)
---------------------------------------------------------------------------------------
Total Interest Expense related to Convertible Debt       755,009               (174,357)
---------------------------------------------------------------------------------------


                                                       Six-month             Six-month
                                                       November 30,         November 30,
INTEREST INCOME (EXPENSE) RELATED TO                      2006                 2005
CONVERTIBLE DEBT                                                            (restated)
---------------------------------------------------------------------------------------

     Three-month period ended August 31:                $(8,066,042)        $  (176,993)
     Three-month period ended November 30:                  755,009            (174,357)
---------------------------------------------------------------------------------------
Total Interest Expense related to Convertible Debt       (7,311,034)           (351,350)
---------------------------------------------------------------------------------------

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

The balance of the carrying value of the convertible debt as of November 30, 2006 is:


      $    1,899,120  May 31, 2006 value
              31,679  accretion of convertible debt
      --------------
      $    1,930,800  November 30, 2006 carrying value of debt

The balance of the carrying value of the derivative liability as of November 30, 2006 is:

      $ 6,838,737 May 31, 2006 value of derivative liability 7,067,914 increase in values of 2003 derivative liability
             192,037  increase in values of 2004 derivative liability
      --------------
      $   14,098,688  August 31, 2006 value of derivative liability

The balance of the carrying value of the warrant liability as of November 30, 2006 is:

      $       18,229  May 31, 2006 value of warrant liability
                 nil  expense, increase in values of 2003 warrant liability
              19,403  expense, increase in values of 2004 warrant liability
      --------------
      $       37,632  November 30, 2006 value of warrant liability

In connection with these convertible debentures, the Company had $1,184,911 of accrued interest at November 30, 2006 which is included in accrued expenses in these consolidated financial statements.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

NOTE 10 - STOCKHOLDERS' DEFICIT

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of November 30, 2006, 100,000,000 shares were issued and outstanding. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 12).

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

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preference. As of November 30, 2006 no classes of preferred stock were authorized issued or outstanding (See Note 13).

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had a three-year consulting agreement with it's CEO, Director and President that commenced April 1, 2003. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the monthly consulting fee to $5,000 per month and include $1,500 per month in stock compensation. As of November 30, 2006, approximately $132,000 was owed to Mr. Westgarde for unpaid consulting fees. As of November 30, 2006 the stock commitment made to Mr. Westgarde has not been fulfilled (See Note 12). In addition, the Board of Directors had committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company issued over the course of three years.

During October 2006, the Company's Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company's CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors has committed to make the CEO

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde's option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock.

During July 2004, the Company entered into an agreement to exchange amounts due to the CEO, as well as stock compensation due under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. As a director of the Company, the CEO's shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933. During July 2006, this agreement with the Company's CEO, Mr. Sheridan Westgarde, to exchange all amounts due in cash and stock compensation for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy has expired. The Company is responsible to pay all amounts owed to Mr. Westgarde for consulting services and stock returned to treasury. (See Notes 8 & 12)

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company. As of the date of this filing the remaining 10 percent has not been paid.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

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

The Company has made certain stock commitments to consultants and key individuals and they are as follows;

                                   PROPOSED PERCENTAGE OF ISSUED AND OUTSTANDING
INDIVIDUAL                        STOCK FOLLOWING ISSUANCE TO MAJOR STAKEHOLDERS

Lonnie Hayward - (Note 11)                           27.00%

Gary Ackles for settlement of amounts due
(Notes 8 & 13)                                        5.00%

Harvey Smith for expertise & consulting .             4.89%

Sheridan B. Westgarde Director/CEO (Note 13)         27.00%


NOTE 13 - SUBSEQUENT EVENTS

During March 2007, the Company executed a Partial Assignment of Oil and Gas Lease and Bill of Sale, whereby the Company conveyed to the Company's working interest partner, Century Resources Inc., all of the Company's rights title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition the Company assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers 19 and 1-R. In return, Century repaid the Company all deposits made toward the Hamill 1-R workover and released the Company of all prior commitments made regarding that well.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2006 (UNAUDITED)

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

        During August of 2006 the Company elected to participate in the redevelopment of the Hamill #1-R well, that was originally drilled by Gulf Oil Corporation to a depth of 16,200' in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8" casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities. The Hamill #1-R Well is currently temporarily abandoned (See Note 13 - Notes to Consolidated Financial Statements).

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

        During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5 percent interest in the Company's issued and outstanding stock that was to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. As a result of this agreement the Company is no longer obligated to certain restructuring requirements as previously proposed in the Company's November 8, 2005 PRER14/A filed with the Commission. (See Notes 1, and 13 - Notes to Consolidated Financial Statements)

BROOKSHIRE DOME FIELD AREA

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

OTHER DEVELOPMENTS

        Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, Gary Ackles ("Ackles"), the Company had, in the past, advanced $100,000 towards the purchase of an aquatic timber harvesting (ATH) machine that is now known and referred to as Tiger-Lynk(TM) AR-120. In June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp ("Legacy"), a company controlled by Ackles, to merge the public Company with Legacy and the Tiger-Lynk(TM) robotic technology. During July 2004, the Company revised this agreement to end the merger plan and return the remaining aquatic timber harvesting equipment so as to settle the amount due Ackles and Legacy as of May 31, 2004. Due to the delay in consummating that agreement the Company and Ackles began negotiating a new settlement agreement.

        In October of 2006 the Company completed a final settlement agreement with Ackles. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the Tiger-Lynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept $25,000 payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The purchase of the Tiger-Lynk(TM) technology involve the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 Tiger-Lynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending shareholder approval of the increase in authorized shares, as incentive to completing the settlement agreement.

        As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was also on deposit with him at August 31, 2006, as well as additional payments of $40,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares and pending shareholder approval of the Proxy (See Notes to Consolidated Financial Statements - Note 12 and 13).

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

        TIGER-LYNK(TM) LARGE SCALE UNDERWATER MANIPULATOR TECHNOLOGY:

        1) Finalize the completion of the commercial Tiger-Lynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada.

        2) Developing the Company's existing contacts with industry professionals that could result in the implementation of the first Tiger-Lynk(TM) system into commercial use.

        Aquatic's LONG-TERM OBJECTIVES are as follows:

        1) Develop a balanced investment portfolio of oil and natural gas producing properties and, eventually, exploration of undeveloped project with potential for high rate of return in production proceeds and reserves.

        2) Become the global supplier of Tiger-Lynk(TM) large scale underwater manipulator technology to multiple sectors of the fresh water and ocean based industries. To maintain the Tiger-Lynk(TM) marketing and sales focus on the commercial viability of the technology that maintains a high level of environmental stewardship.

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

        During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company's former CEO, which results in the Company owning a major component to the Tiger-Lynk(TM) AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment) (See Notes 8 & 13 - Notes to Consolidated Financial Statements)

        As of November 30, 2006, the Company is utilizing consultants to manage 100 percent of the administration and business development, for which there is one consultant under contract and two consultants operating on a month to month basis.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH ENDED NOVEMBER 30, 2006 COMPARED TO NOVEMBER 30, 2005

        The Company recognized its equity interest in Hamill and Prado leases in the amount of $72,379 for the three-month ended November 30, 2006, compared with $134,746 for the three-month ended November 30, 2005. Though the Company experienced higher revenues from the sale of its natural gas production over the previous comparative period, these were offset by higher lease operating expenses. The cumulative effect of these two offsetting features was a lower equity interest.

        Operating expenses for the three-month ended November 30, 2006 and 2005 were $227,891 and $159,405, respectively, for an increase of $68,486 or 43%. The primary reason for the increase is attributable to the increases in selling, general and administrative expenses of $81,378 and an increase in depreciation and depletion of $10,259 offset by a reduction in financing fees of $23,151 over the previous period. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the Tiger-Lynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 4, 5, 6 - Notes to Consolidated Financial Statements).

FOR THE SIX-MONTH ENDED NOVEMBER 30, 2006 COMPARED TO NOVEMBER 30, 2005

        The Company recognized its equity interest in Hamill and Prado leases in the amount of $154,229 for the six-month ended November 30, 2006, compared with $158,864 for the six-month ended November 30, 2005. Though the Company experienced higher revenues from the sale of its natural gas production over the previous comparative period, these were offset by higher lease operating expenses. The cumulative effect of these two offsetting features was a lower equity interest.

        Operating expenses for the six-month ended November 30, 2006 and 2005 were $415,458 and $254,058, respectively, for an increase of $161,400 or 63%. The primary reason for the increase is attributable to the increases in selling, general and administrative expenses of $107,637 and a $73,815 increase in depreciation and depletion in connection with increased production from the Hamill lease, offset by a reduction in financing fees of $20,052 over the previous period. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the Tiger-Lynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 4, 5, 6 - Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by (used in) operating activities for the six-month periods ended November 30, 2006 and November 30, 2005 was $(113,190) and $(152,738), respectively, for an increase in cash provided by operating activities of $39,548. During the six-month ended November 30, 2006, the Company funded its operations primarily by means of revenues and proceeds from notes payable, similar to the same period ended November 30, 2005. However, during the six-month period ended November 30, 3006, the Company also funded its operations by means of the sale of its Prado field interest (See Note 1 - Notes to the Consolidated Financial Statements).

        The Company experience an excess of cash from investment activities of $73,580 during the six-month ended November 30, 2006 and used cash of $16,065 for the six-month ended November 30, 2005. The Company spent similar amounts of cash, investing in its working interest during the 2006 and 2005 periods, however during the six-month ended November 30, 2006, the Company's investing was offset by proceeds received from the sale of the Company's Prado field interest (See Notes 1 - Notes to Consolidated Financial Statements).

        The Company had a surplus in cash provided by financing activities of $25,838 for the six-month ended November 30, 2006 and cash provided by financing activities of $219,255 for the six-month ended November 30, 2005. For the period ended November 30, 2006, the Company utilized $180,000 in working capital loaned to the Company by Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000.

        In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. These advances from UBA are included in Notes Payable in the consolidated balance sheet (See Notes to Consolidated Financial Statements -
Note 13).

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Notes to Consolidated Financial Statements - Note 6). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full renumeration of their initial investment in Wharton 3D (switched from Prado). As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's

Wharton 3D or Prado field interest (See Notes 5, 8 & 13 - Notes to Consolidated Financial Statements).

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

        For the period ended November 30, 2006 and 2005, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the sale of assets and the issuance of debt.

        At November 30, 2006 the Company had cash of $67,049 and total current assets of $1,274,005.

        As of November 30, 2006, the Company had a working capital deficiency of $18,127,288 and an accumulated deficit of $(22,335,959). Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Notes to Consolidated Financial Statements - Note
12). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.


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

        As a result of the Comment Letter and the review of our disclosure controls and procedures, we have embarked on a process to address and correct the deficiencies in certain of our filings done with the commission, as well as complete and file our outstanding quarterly and annual reports. This process has included the re-filing of certain quarterly and annual reports that include the missing exhibits and correct certification format. In review of the Company's accounting for the liability of the existing convertible debt we have engaged additional financial professionals and recalculated and restated these liabilities in accord with SFAS 133 rules for accounting for derivative instruments and included the results of these restatements in our report on 8K dated March 9, 2007 and our annual report on Form 10-KSB/A for the fiscal year ended May 31, 2006, filed on April 17, 2007. This report on Form 10-QSB for the period ended November 30, 2006, takes into account our accounting for our convertible debt liability in accord with SFAS 133, rules for accounting for derivative instruments.

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

        Other than the changes implemented during the period ended May 31, 2006, there have been no additional changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the period covered by this report, on April 26, 2007, the Company's sole Board of Director approved the appointment of Mr. Lonnie Hayward to the Board of Directors. This change improves the lack of representation that previously existed on our Board of Directors.


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

None.

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits
------------

10.1     Letter Agreement Ackles Dated Oct 17, 2006

10.2     Agreement between Ackles Legacy and Aquatic dated October 23, 2006

10.3     Technology Purchase and Sale Agreement Dated Oct 30th 2006

10.4 Agreement Regarding the Purchase and Sale of Aquatic's Interest in the Prado Field

10.5 Letter Agreement regarding New Century relinquishment of rights to Aquatic Shares

10.6     Memorandum Concerning The Termination Of The Development Agreement

10.7     Employment Agreement of Sheridan Westgarde

10.8     Consultant Agreement of Les Westgarde

31.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


(b)     Reports on Form 8-K:
----------------------------

1. Form 8- K dated March 9, 2007 reported that on February 27, 2007, our Chief Executive Officer and Chief Financial Officer, Mr. Sheridan B. Westgarde, concluded that the Company's audited financial statements for the year ended May 31, 2005, which are included in the Company's Form 10-KSB for that period, can no longer be relied upon. Additionally, the Company's unaudited financial statements for the three, six and nine months ended August 31, 2005, November 30, 2005 and February 28, 2006, respectively, which are included in the Company's Form 10-QSB's for those periods, can no longer be relied upon. Specifically, the Company's consolidated balance sheet will be affected, with a substantial decrease in stockholders' equity and a corresponding increase in liabilities due to an accounting error resulting in financial restatements. Additionally, there will be a material change in the consolidated statement of operations.

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


3. Form 8- K dated April 24, 2007, announcing a change in control of the registrant, reported that on April 20, 2007, the Company issued one million three hundred fifty thousand (1,350,000) shares of the Company's authorized Series A Convertible Preferred Shares to Sheridan B. Westgarde, and one million three hundred fifty thousand (1,350,000) shares of the Company's authorized Series A Convertible Preferred Shares to

Lonnie Hayward. Pursuant to the Certificate of Designation, each share of Series A Convertible Preferred Stock shall be convertible into sixty-one (61) shares of Common Stock. The Common Stock into which the Series A Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock of the Company, and none of the rights of the Preferred Stock. Additionally, the Series A Preferred Stock shall have one thousand (1000) votes for every share, and shall vote together as one class with the Common Stock. As a result, the current capitalization of the company consists of (i) 100,000,000 shares of Common Stock, each entitled to one vote per share; and (ii) 2,700,000 shares of Series A Convertible Preferred Shares, each entitled to 1000 votes per share. Accordingly, together with Mr. Westgarde's 950,000 shares of Common Stock that were previously held, these two shareholders are entitled to 2,700,950,000 of 2,800,000,0000 total possible votes, or approximately 96.46% of the total voting power of the Company (See Notes To Consolidated Financial Statements - Note 13)


SIGNATURES
----------

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

      DATED: MAY 24, 2007                BY: /S/ SHERIDAN B. WESTGARDE
                                                 ------------------------------
                                                 Chief Executive Officer