Form 10QSB
period 2007-02-28
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-05-25
CIK 1081242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended FEBRUARY 28, 2007

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

               2504 - 43rd Street, Suite 5, Vernon, B.C. V1T 6L1
       -----------------------------------------------------------------
         (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

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

                      Aquatic Cellulose International Corp.



                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheet at February 28, 2007 (unaudited)

     Consolidated Statements of Operations for the three and nine months ended
       February 28, 2007 (unaudited) and 2006(unaudited)

     Consolidated Statements of Comprehensive Loss for the nine-months ended February 28, 2007 (unaudited) and 2006(unaudited)

     Consolidated Statements of Cash Flows for the nine-months ended February
           28, 2007 (unaudited) and 2006 (unaudited)

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                                 AND SUBSIDIARY

                                     AQUATIC CELLULOSE INTERNATIONAL CORP

                                               CONSOLIDATED BALANCE SHEET
                                                               (UNAUDITED
-------------------------------------------------------------------------
                                                        FEBRUARY 28, 2007
-------------------------------------------------------------------------

ASSETS


Current Assets
    Cash                                                    $     40,082

Property and equipment net                                         6,682
Investment in Hamill lease                                       915,481
Investment in Brookshire lease                                   105,758
Advance on equipment purchase and settlement of debt             100,000
------------------------------------------------------------------------

    Total Assets                                            $  1,168,003
========================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                        $    128,941
    Accrued expenses                                           1,283,214
    Amounts due to related parties                               383,494
    Convertible debentures                                     1,930,800
    Derivitive liability                                      12,566,767
    Warrant liability                                             31,450
    Notes payable                                                388,108
------------------------------------------------------------------------
      Total current liabilities                               16,712,774
------------------------------------------------------------------------

Stockholders' Deficit
    Preferred stock,$0.001 par value per share
      10,000,000 shares authorized. No shares
      issued and outstanding                                        --
    Common stock, $0.001 par value, 100,000,000
         shares authorized, 100,000,000 shares issued and
        outstanding                                              100,000
    Additional paid in capital                                 5,363,441
    Accumulated deficit                                      (20,963,160)
    Foreign currency translation                                 (45,052)
------------------------------------------------------------------------
      Total stockholders' deficit                            (15,544,771)
------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                 $  1,168,003
========================================================================

                                                   See accompanying notes

                                                           AQUATIC CELLULOSE INTERNATIONAL CORP

                                                          Consolidated Statements of Operations
                                                                                    (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED  THREE MONTHS ENDED
                                                             FEBRUARY 28, 2007   FEBRUARY 28, 2006
---------------------------------------------------------------------------------------------------
                                                                                    (RESTATED)

Equity in earnings of leases                                  $      45,714          192,105


Operating expenses
      Selling, general and administrative                           105,579           80,740
      Financing fees                                                 12,500           29,401
      Depreciation and depletion                                     59,658           58,811
--------------------------------------------------------------------------------------------
           Total operating expenses                                 177,737          168,952
--------------------------------------------------------------------------------------------

Income (loss) from operations                                      (132,023)          23,153
--------------------------------------------------------------------------------------------

Other income (expense)
      Interest expense                                              (18,087)        (240,070)
      Interest income (expense) related to convertible debt       1,538,103         (170,913)
      Gain from write off of debt                                     1,334
      Gain from settlement of investment in Wharton 3D                                32,003
      Gain from sale of interest of Prado                                             40,000
      Gain from sale of Prado
      Other income                                                   (1,528)
--------------------------------------------------------------------------------------------

Total other income (expense)                                      1,519,822         (338,980)
--------------------------------------------------------------------------------------------


Net Income (loss)                                             $   1,387,799    $    (315,827)
                                                              ==============================

Weighted Average Shares Outstanding                             100,000,000      100,000,000
                                                              ==============================

Income (Loss) Per Common Share (Basic and fully diluted)      $        0.01    $       (0.00)
                                                              ==============================

                                                                     See accompanying notes.


                                                            AQUATIC CELLULOSE INTERNATIONAL CORP

                                                           Consolidated Statements of Operations
                                                                                      (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                              NINE MONTHS ENDED  NINE MONTHS ENDED
                                                              FEBRUARY 28, 2007  FEBRUARY 28, 2006
---------------------------------------------------------------------------------------------------
                                                                                   (RESTATED)
Equity in earnings of leases                                  $     199,943          350,969


Operating expenses
      Selling, general and administrative                           335,486          203,010
      Financing fees                                                 32,500           69,453
      Depreciation and depletion                                    225,209          150,547
--------------------------------------------------------------------------------------------
           Total operating expenses                                 593,195          423,010
--------------------------------------------------------------------------------------------

Loss from operations                                               (393,252)         (72,041)
--------------------------------------------------------------------------------------------

Other income (expense)
      Interest expense                                             (231,187)        (897,603)
      Interest income (expense) related to convertible debt      (5,772,931)        (522,263)
      Gain from settlement of debt                                  213,415
      Gain from settlement of investment in Wharton 3D                               256,218
      Gain from sale of Interest - Prado                                              40,000
      Gain from sale of Prado                                       255,157
      Other income                                                    2,501            4,240

--------------------------------------------------------------------------------------------

Total other expense                                              (5,533,045)      (1,119,408)
============================================================================================


Net loss                                                      $  (5,926,297)   $  (1,191,449)
                                                              ==============================

Weighted Average Shares Outstanding                             100,000,000      100,000,000
                                                              ==============================

Loss Per Common Share (Basic and fully diluted)               $       (0.06)   $       (0.01)
                                                              ==============================
                                                                     See accompanying notes.


                            AQUATIC CELLULOSE INTERNATIONAL CORP


                   Consolidated Statements of Comprehensive Loss
                                                     (UNAUDITED)

----------------------------------------------------------------
                           NINE MONTHS ENDED  NINE MONTHS ENDED
                           FEBRUARY 28, 2007  FEBRUARY 28, 2006
---------------------------------------------------------------
                                               (RESTATED)

Net loss                       $(5,926,297)   $(1,191,449)

Foreign exchange translation          (235)         1,789
---------------------------------------------------------

Comprehensive loss             $(5,926,532)   $(1,189,660)
---------------------------------------------------------

                                                                          AQUATIC CELLULOSE INTERNATIONAL CORP

                                                                         Consolidated Statements of Cash Flows
                                                                                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                       FEBRUARY 28, 2007   FEBRUARY 28, 2006
--------------------------------------------------------------------------------------------------------------
                                                                                                  (RESTATED)
Cash flows from operating activities:
   Net loss                                                                  $ (5,926,297)       $ (1,191,449)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
     Depreciation and depletion                                                   225,209             150,294
     Amortization of defered financing costs                                                           50,703
     Accretion of convertible debt discount                                        31,680             525,418
     Change in derivative liability                                             5,728,030             676,756
     Change in warrant liability                                                   13,221              (3,155)
     Undistributed equity in earnings of leases                                    23,107            (205,075)
     Gain on settlement of investment in Wharton 3D                                                  (256,218)
     Gain on write off of debt                                                   (212,081)
     Gain on sale of investment of Prado                                         (255,157)            (40,000)
Change in operating assets and liabilities
     Prepaid expenses and other current assets                                     (4,490)
     Accounts payable and accrued expenses                                        212,522             317,502
--------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                         (164,256)             24,776
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of interest in Brookshire lease                                                           (19,930)
   Reimbursement of partial investment Brookshire lease                                                 9,315
   Proceeds from sale of Prado                                                    300,000
   Additional investment in Hamill lease                                         (226,420)           (235,339)
   Additional investment in Brookshire lease                                                          (95,143)
   Proceeds from sale of Titan Consolidated Inc. common stock                                         356,215
   Payments on settlement of investment in Wharton 3D                                                (100,000)
--------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                           73,580             (84,882)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Amount due related parties                                                      21,320
   Notes payable                                                                   55,000
   Proceeds from the issuance of notes payable                                    180,000             241,276
   Payments on notes payable                                                     (144,144)
   Unpaid fees and expenses due to stockholders                                                        21,294
   Payments to Gary Ackles on related party debt                                  (65,000)           (146,970)
     Net cash provided by financing activities                                     47,176             115,600
--------------------------------------------------------------------------------------------------------------

   Effect of foreign currency exchange rate on cash balance                          (235)              1,789
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                   (43,735)             57,284

Cash at beginning of period                                                        83,817              83,114
--------------------------------------------------------------------------------------------------------------
Cash at end of period                                                        $     40,082        $    140,398
==============================================================================================================

                                                                                         See accopanying notes.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)


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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



DEVELOPMENTS - HAMILL

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



         As of February 28, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was on deposit with him at May 31, 2006, as well as additional payments of $40,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares when they become available (See Note 12).

         Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, when new shares become available, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan. THE FINAL SETTLEMENT REACHED RELINQUISHES ACKLES AND LEGACY OF ANY RIGHTS, TITLE OR INTEREST IN THE EQUIPMENT.

OTHER DEVELOPMENTS

During November 2006, the Company contracted with NewsUSA, a North American news media service, to provide media coverage to the Company. The contract is for three months at $15,000 per month.

RESTATEMENT OF FINANCIAL STATEMENTS

On March 9, 2007, the Company filed with the Commission a report on Form 8-K that contained the restated February 28, 2006 financial statements. These restated financials provide the comparatives used in this report.

BASIS OF PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended May 31, 2006 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of the Company's and its wholly owned subsidiaries, Aquatic Cellulose Ltd., for the three and nine months ended February 28, 2007 and 2006, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant Intercompany balances and transactions have been eliminated.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



BUSINESS OPERATIONS

As of February 28, 2007 the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

AQCI provides management services to ACL and its working interests in the Hamill, Prado and Brookshire properties. (See Notes 1, 4, 5 & 6) ACL was working closely with its manufacturer on the construction of aquatic timber harvesting equipment. As of May 31, 2003, these operations were discontinued. The Company had prior agreements with Gary Ackles ("Ackles") that involved the possible disposition of the mechanical components already constructed in a manufacturing facility in Kamloops, British Columbia, as part of a possible agreement to settle debts of the Company. Originally, the Company had paid and recorded a $100,000 deposit on the construction of these components (See Notes 1).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company has experienced recurring losses, has a working capital deficiency of $16,672,692 and an accumulated deficit of ($20,963,160) as of February 28, 2007. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving cash flow from its natural gas investments. Future realization of the Company's investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 12). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing may cause the Company to curtail its operations. Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

The Company recognizes revenue from its investments in gas properties on the accrual basis in proportion to its ownership interest. Net revenues include revenues from gas sales less direct lease operating expenses. Lease operating expenses include monthly obligations to monitor and maintain production, including monitoring personnel, electricity and sales equipment rental fees.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



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

LONG-LIVED ASSETS

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements' estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the periods ended February 28, 2007 and 2006, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the periods ended February 28, 2007 and 2006, no impairments have been recorded on unproved properties.

INVESTMENT IN HAMILL AND BROOKSHIRE LEASES

The Company accounts for its investments in the Hamill, Prado and Brookshire leases, herein referred to as "the leases", at cost initially, and the cost is adjusted for the Company's net revenue interest in the leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the leases.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



The Company depletes the acquisition cost of the leases using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves.

In the case of the Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the properties. (See Notes 1, 5 & 6)

AMOUNTS DUE TO RELATED PARTIES

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

Since the Company did not issue stock options to employees during the quarter ended February 28, 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period.

As of February 2007 and 2006, the effect of all outstanding warrants would be anti-dilutive due to the Company's net losses. No adjustments were made to reported net income in the computation of EPS.

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

COMPREHENSIVE INCOME

The Company has determined that the Company's net loss and foreign currency translation adjustments were the only components of its comprehensive income as of February 28, 2007 and 2006, respectively.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)




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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. At February 28, 2007, the estimated fair value of the Company's derivative liability was $12,566,767, as well as a warrant liability of $31,450. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company's commons stock to determine estimated fair value of the derivative liability. In valuing the debt features at February 28, 2007, the Company used the closing price of $0.03 and the respective conversion and exercise prices for the warrants. For the three month period ended February 28, 2007, there was an increase in the market value of the Company's common stock from $0.016 at May 31, 2006 to $0.03 at February 28, 2007.

TRANSLATION OF FOREIGN CURRENCY

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency and therefore its functional currency is the Canadian dollar. In consolidation, foreign currency translation gains and losses are included in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements not previously disclosed that are not yet effective but expected to effect the Company's consolidated financial statements.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



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

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares should shareholders approve the increase in authorized shares in the forthcoming proxy vote (See Note 12). The note is convertible into 200,000 shares of the Company's common stock. During July 2004, the Company received an additional short-term loan in the amount of approximately $8,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership interest in the Prado field lease. The Company agreed to repay the $8,000 once funding became available and agreed to pay interest at 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the investor declined the repayment in favor of re-investing his principal and 20 percent proceeds with the Company. Thus, the total aggregate of the loan is $36,791 and is included in notes payable in these consolidated financial statements.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. These advances from UBA are included in Notes Payable in the consolidated balance sheet (See
Note 13).

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Notes 5 &
13). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of their initial investment in Wharton 3D (switched from Prado). As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Wharton 3D or Prado field interest. (See Note 5)

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



During November 2005, the Company received a short term non-interest bearing loan from a Company owned by Lonnie Hayward, a Company consultant for a total of $50,000, which was used, along with Company's available cash, to fund the settlement payments to Ackles and a related party. During fiscal year ended May 31, 2006, this loan was repaid in full. During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principle balance owing of $26,244 as at February 28, 2007, is included in notes payable.

During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000 (See Note 13).

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the increase in the Company's authorized shares and change the Company name (See
Note 12 and 13).

NOTE 4 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at February 28, 2007:

Balance at beginning of period                                932,305
Additional investment                                         226,420
Proportionate equity in natural gas revenues                  259,969
Receipt of earnings in Hamill lease                          (278,003)
Depletion of investment cost                                 (225,210)
                                                             --------
                                                             $915,481

The Hamill lease represents a significant equity investment of the Company. The following table presents three and nine month total revenue, expenses and net income for the Hamill lease, as well as the Company's proportionate share.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)


-------------------------------------------------------------------------------------------------------
FOR THE THREE-MONTH PERIOD ENDED            FEBRUARY 28, 2007                   FEBRUARY 28, 2006
-------------------------------------------------------------------------------------------------------
                                      LEASE TOTAL          AQCI %         LEASE TOTAL         AQCI %
-------------------------------------------------------------------------------------------------------
TOTAL REVENUE                         $  351,531        $   56,245        $1,380,588        $  213,869
TOTAL LEASE OPERATING EXPENSES        $   53,991        $   10,798        $  116,525        $   21,487
------------------------------------------------------------------------------------------------------
NET INCOME                            $  297,540        $   45,447        $1,264,063        $  192,382
======================================================================================================

-------------------------------------------------------------------------------------------------------
FOR THE NINE-MONTH PERIOD ENDED             FEBRUARY 28, 2007                  FEBRUARY 28, 2006
-------------------------------------------------------------------------------------------------------
                                      LEASE TOTAL          AQCI %         LEASE TOTAL         AQCI %
-------------------------------------------------------------------------------------------------------
TOTAL REVENUE                         $1,624,806        $  259,969        $2,486,956        $  390,888
TOTAL LEASE OPERATING EXPENSES        $  301,467        $   60,293        $  234,720        $   42,626
------------------------------------------------------------------------------------------------------
NET INCOME                            $1,323,339        $  199,676        $2,252,236        $  348,262
=======================================================================================================


NOTE 5 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following at February 28, 2007:

Balance at beginning of period                                    $   49,918

Uncollectible accounts receivable in disposition of asset             (5,075)
Sale of all working interest to New Century                         (300,000)
Gain on Disposition of Asset                                         255,157
                                                                  ----------
                                                                  $        0
                                                                  ==========

NOTE 6 - INVESTMENT IN BROOKSHIRE LEASE

The investment in Brookshire lease consists of the following at February 28, 2007:

Balance at beginning of period                                    $  105,758

Additional investment                                                     0
Reimbursement of drilling costs                                           0
                                                                  ----------
                                                                  $ 105,758
                                                                  ==========

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at February 28, 2007:
Accrued interest                                                  $ 1,201,844
Accrued professional fees                                              81,370
                                                                  -----------
                                                                  $ 1,283,214
                                                                  ===========

NOTE 8 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at February 28, 2007:

Unpaid license agreement between Legacy

   Systems and Company  (See Note 1)                      80,000
Unpaid consulting fees due to Sheridan Westgarde
   (See Note 11)                                         136,444
Unpaid consulting fees due to Les Westgarde
    (See Note 11)                                              0
Unpaid consulting fees to Harvey Smith
                                                          19,000

Unpaid consulting fees to Lonnie Hayward

    (See Note 11)                                         57,690
Due to Sheridan Westgarde for shares
   returned to treasury for professional fees             46,360
Funds borrowed from Legacy Systems

     (See Note 13)                                        44,000
                                                        --------
                                                        $383,494

All amounts due to related parties are non-interest bearing and payable on demand.

During July 2004, the Company entered into an agreement to settle all amounts due Sheridan Westgarde, CEO, as of May 31, 2004. During July 2006, this agreement with the Company's CEO, Mr. Sheridan Westgarde, to exchange all amounts due in cash and stock compensation for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy has expired. The Company is responsible to pay all amounts owed to Mr. Westgarde for consulting services and stock returned to treasury.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)


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

The proceeds from the financing transactions were allocated to the debt features and to the warrants based upon their fair values. After the latter allocations, the remaining value, if any, is allocated to the Note on the financial statements. The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the three-month period ended February 28, 2007 and 2006, the Company accreted $0 and $172,115, respectively, of debt discount related to the Notes.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)


WARRANTS ISSUED

The estimated fair values of the warrants at issuance were as follows:

                                                                 Initial
                              Number of        Value at        Volatility
  Date of Warrants Issued     Warrants         Issuance          Factor
--------------------------    -----------   -------------    ---------------
March 22, 2004                   900,000    $       3,585          254  %
August 6, 2004                   250,000    $         552          254  %

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at May 31, 2006, the Company used the closing price of $0.016, the respective exercise price, the remaining term on each warrant, and a volatility of 273%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the three month period ended February 28, 2007, the warrant derivative liability had increased to a value of $31,450, due in part to an increase in the market value of the Company's common stock to $0.030 from $0.016 at May 31, 2006, which resulted in an "Other expense" item of $13,221 for the three month period ended February 28, 2007. The Company used a closing price of $0.03, the respective exercise prices, remaining time till maturity and 131% volatility factor. The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



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

                                          Debt Features    Initial Carrying
   Date of Note     Amount of Notes     Value at Issuance        Value
----------------   -----------------    -----------------  -----------------
May 31, 2003       $        780,800     $       1,281,362  $              -
March 22, 2004     $        900,000     $         768,413  $        128,002
August 6, 2004     $        250,000     $         209,989  $         39,459

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at November 30, 2006, the Company used the closing price of $0.03 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 131%. For the nine-months ended February 28, 2007 the estimated value of the debt features increased to $12,566,767, thus during the nine-month period ended February 28, 2007, the Company recorded Other Expense and Other Income on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $5,728,030 for the nine-month period ended February 28, 2007.

The recorded value of the debt features related to the notes can fluctuate significantly based on fluctuations in the fair value of the Company's common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)


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

For the nine-month period ended February 28, 2006 and 2007, the Company recorded Other Expense of $522,263 and $5,772,930, related to the value of the debt features and value of the warrants. A tabular reconciliation of this adjustment follows:


                                                               Three-month           Three-month
                                                            February 28, 2007     February 28, 2006
INTEREST INCOME (EXPENSE) RELATED TO CONVERTIBLE DEBT                                (restated)
---------------------------------------------------------- --------------------- --------------------
     2003 and 2004 Derivative Liability                          $    1,531,921             $      -
     2003 and 2004 Warrant Liability                                      6,182                1,202
     Accretion of 2003 convertible debt                                       -             (60,080)
     Accretion of 2004 convertible debt                                       -            (112,035)
---------------------------------------------------------- --------------------- --------------------
Total Interest Expense related to Convertible Debt                    1,538,103            (170,913)
---------------------------------------------------------- --------------------- --------------------



INTEREST INCOME (EXPENSE) RELATED TO CONVERTIBLE DEBT      Nine-month February       Nine-month
                                                                 28, 2007         February 28, 2006
                                                                                     (restated)
---------------------------------------------------------- --------------------- --------------------

     Three-month period ended August 31:                       $    (8,066,042)      $     (176,993)
     Three-month period ended November 30:                              755,009            (174,357)
     Three-month period ended February 28:                            1,538,103            (170,913)
---------------------------------------------------------- --------------------- --------------------
Total Interest Expense related to Convertible Debt                  (5,772,930)            (522,263)
---------------------------------------------------------- --------------------- --------------------

The balance of the carrying value of the convertible debt as of February 28, 2007 is:

$    1,899,120    May 31, 2006 value
        31,679    accretion of convertible debt
--------------
$    1,930,800    February 28, 2007 carrying value of debt

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)


The balance of the carrying value of the derivative liability as of February 28, 2007 is:

$ 6,838,737 May 31, 2006 value of derivative liability 5,441,855 increase in values of 2003 derivative liability
       286,175  increase in values of 2004 derivative liability
-------------
$   12,566,767  February 28, 2007 value of derivative liability

The balance of the carrying value of the warrant liability as of February 28, 2007 is:

$       18,229  May 31, 2006 value of warrant liability
           nil expense, increase in values of 2003 warrant liability 13,221 expense, increase in values of 2004 warrant liability
-------------
$       31,450  February 28, 2007 value of warrant liability

In connection with these convertible debentures, the Company had $1,168,628 of accrued interest at November 30, 2006 which is included in accrued expenses in these consolidated financial statements.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



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

The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preference. As of February 28, 2007 no classes of preferred stock were authorized issued or outstanding (See Note 13).

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company had a three-year consulting agreement with it's CEO, Director and President that commenced April 1, 2003. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the monthly consulting fee to $5,000 per month and include $1,500 per month in stock compensation. As of February 28, 2007, approximately $136,444 was owed to Mr. Westgarde for unpaid consulting fees. As of February 28, 2007 the stock commitment made to Mr. Westgarde has not been fulfilled (See Note 12). In addition, the Board of Directors had committed to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company issued over the course of three years.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



During July 2004, the Company entered into an agreement to exchange amounts due to the CEO, as well as stock compensation due under the current consulting agreement, for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy. As a director of the Company, the CEO's shares would be affiliate status and bearing all restrictions according to affiliates as stated in the Securities and Exchange Act of 1933. During July 2006, this agreement with the Company's CEO, Mr. Sheridan Westgarde, to exchange all amounts due in cash and stock compensation for a 27 percent common share equity position in the Company post-restructured and pending shareholder approval of the Proxy has expired. The Company is responsible to pay all amounts owed to Mr. Westgarde for consulting services and stock returned to treasury. (See Notes 9 & 13)

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease (See Note 14). The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company. As of the date of this filing the remaining 10 percent has not been paid.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)


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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 28, 2007 (UNAUDITED)



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

During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to United Business Associates
(UBA), a Company controlled by our CEO Sheridan Westgarde and a consultant Mr. Lonnie Hayward. The stock is issued as full settlement of the amount owed to UBA, as recorded in the Company's notes payable. The stock is being issued in two equal amounts, 210,845 to our CEO, Sheridan Westgarde and 210,845 to Mr. Lonnie Hayward (See Note 4.

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

        Effective January 1, 2005, the exclusive, optional, "New Project and Exploration Drilling Participation' agreement with Century was modified, whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. Under the revised agreement the Company has an exclusive right, but not the obligation, to participate with Century, by acquiring working interests in two projects. The first of these projects was a fifty percent (50%) working interest participation in the drilling of the initial test well on oil and gas leases comprising the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area) (See Notes to Consolidated Financial Statements - Note 6). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well. The second of these projects is a seventy-five percent (75%) working interest in up to two (2) new drilling (exploration or development drilling) prospects in Wharton or Jackson Counties, Texas developed by Century under the Viking International 3D Agreement. New Century has since provided the Company with written authorization to deal directly with the Viking 3D people in determining the Company's interest in pursuing this project and other drilling projects controlled by Viking without any involvement by New Century.

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

        On September 18, 2006, the Company aquired a 20% working interest in four new leases in the offshore area of Matagorda County, Texas, these leases being adjacent to the Company's Hamill lease (Sargent South Field). The Company paid to New Century its 20 percent pro-rata share, totaling $68,634.30 for these leases totaling 1,610 acres that New Century had acquired from the State of Texas. These leases are subject to the Company's Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011.

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

        As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was also on deposit with him at August 31, 2006, as well as additional payments of $40,000. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares and pending shareholder approval of the Proxy (See
Note 12 & 13 - Notes to Consolidated Financial Statements).

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

        The Company has a substantial amount of debt in the form of convertible debentures that, for a number of years, the Company has operated without making any payments on, and which, continues to accrue interest. Though the holders of these notes have not sent any notice of default to the Company, the terms of payment for these notes will have to be met to avoid any such action (See Notes to Consolidated Financial Statements - Note 13). Since the Company does not have sufficient cash to pay these notes, any event of default would certainly result in the note holders seeking relief by exercising their first priority interest in the Company's assets. Such action would, in all likelihood, result in the discontinuation of the Company's operations. The convertible debt also contains freestanding embedded derivatives which resulted in the recording of derivative liabilities on our balance sheet that significantly exceed our ability to pay with cash. Because these derivative liabilities are calculated on a quarterly basis and based on the market price of our stock our financial condition and results of operations are subject to high volatility.

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

        During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company's former CEO, which results in the Company owning a major component to the Tiger-Lynk(TM) AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment) (See Notes 8 & 13 - Notes to Consolidated Financial Statements)

        As of February 28, 2007, the Company is utilizing two employees and one consultant to manage 100 percent of the administration and business development, for which there is two employees under contract and one consultant operating on a month to month basis.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH ENDED FEBRUARY 28, 2007 COMPARED TO FEBRUARY 28, 2006

        The Company recognized its equity interest in Hamill lease in the amount of $45,714 for the three-month ended February 28, 2007, compared with $192,105 for the three-month ended February 28, 2006. This decrease in equity interest is due to reduced levels of production and significantly lower prices of natural gas.

        Operating expenses for the three-month ended February 28, 2007 and 2006 were $177,737 and $168,951, respectively, for an increase of $8,786 or 5%. The primary reason for the increase is attributable to the increases in selling, general and administrative expenses of $24,840, offset by a decrease in financing fees of $16,901. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the Tiger-Lynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 4, 5, 6 - Notes to Consolidated Financial Statements).

FOR THE NINE-MONTH ENDED FEBRUARY 28, 2007 COMPARED TO FEBRUARY 28, 2006

        The Company recognized its equity interest in Hamill lease in the amount of $199,943 for the nine-month ended February 28, 2007, compared with $350,969 for the nine-month ended February 28, 2006. This decrease in equity interest is due to reduced levels of production and significantly lower prices of natural gas.

        Operating expenses for the nine-month ended February 28, 2007 and 2006 were $593,195 and $423,010, respectively, for an increase of $170,185 or 40%. The primary reason for the increase is attributable to the increases in selling, general and administrative expenses of $132,223 and a $74,915 increase in depreciation and depletion, offset by a reduction in financing fees of $36,953 over the previous period. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the Tiger-Lynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 4, 5, 6 - Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by (used in) operating activities for the nine-month periods ended February 28, 2007 and February 28, 2006 was $(164,256) and $24,776, respectively, for a decrease in cash provided by operating activities of $189,032. During the nine-month ended February 28, 2007, the Company funded its operations primarily by means of revenues, proceeds from the sale of working interests and from notes payable, similar to the same period ended February 28, 2006. (See Note 1 - Notes to the Consolidated Financial Statements).

        The Company experience an excess of cash from investment activities of $73,580 during the nine-month ended February 28, 2007 and used cash of $84,882 for the nine-months ended February 28, 2006. The Company had a reduction in the amount of cash invested in working interests of $104,062 during the 2007 period as compared to the 2006 period. During the nine-months ended February 28, 2007, the Company's investing was offset by proceeds received from the sale of the Company's Prado field interest (See Notes 1 - Notes to Consolidated Financial Statements).

        The Company had cash provided by financing activities of $47,176 for the nine-months ended February 28, 2007 and cash provided by financing activities of $115,600 for the nine-month ended February 28, 2006. For the period ended February 28, 2007, the Company utilized $180,000 in working capital loaned to the Company by Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000.

        In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. These advances from UBA are included in Notes Payable in the consolidated balance sheet. (See Notes to Consolidated Financial Statements -
Note 13)

        On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Note 5 & 13). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full renumeration of their initial investment in Wharton 3D (switched from Prado). As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Wharton 3D or Prado field interest (See Notes 5, 6 & 13 - Notes to Consolidated Financial Statements).

        During February 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest.

        During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company's authorized shares and change the Company name (See Notes to Consolidated Financial Statements - Notes 13).

        For the period ended November 30, 2006 and 2005, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the sale of assets and the issuance of debt.

        At February 28, 2007 the Company had cash of $40,082 and total current assets of $1,168,003.

        As of February 28, 2007, the Company had a working capital deficiency of $16,672,692 and an accumulated deficit of $(20,963,160). Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenues and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Notes to Consolidated Financial Statements - Notes 12 and 13). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

        As a result of the Comment Letter and the review of our disclosure controls and procedures, we have embarked on a process to address and correct the deficiencies in certain of our filings done with the commission, as well as complete and file our outstanding quarterly and annual reports. This process has included the re-filing of certain quarterly and annual reports that include the missing exhibits and correct certification format. In review of the Company's accounting for the liability of the existing convertible debt we have engaged additional financial professionals and recalculated and restated these liabilities in accord with SFAS 133 rules for accounting for derivative instruments and included the results of these restatements in our report on 8K dated March 9, 2007 and our annual report on Form 10-KSB/A for the fiscal year ended May 31, 2006, filed on April 17, 2007. This report on Form 10-QSB for the period ended February 28, 2007, takes into account our accounting for our convertible debt liability in accord with SFAS 133, rules for accounting for derivative instruments.

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

        Other than the changes implemented during the period ended May 31, 2006, there have been no additional changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the period covered by this report, on April 26, 2007, the Company's sole Board of Director approved the appointment of Mr. Lonnie Hayward to the Board of Directors. This change improves the lack of representation that previously existed on our Board of Directors.


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


 (B)     REPORTS ON FORM 8-K:


1. Form 8-K dated March 9, 2007 reported that on February 27, 2007, our Chief Executive Officer and Chief Financial Officer, Mr. Sheridan B. Westgarde, concluded that the Company's audited financial statements for the year ended May 31, 2005, which are included in the Company's Form 10-KSB for that period, can no longer be relied upon. Additionally, the Company's unaudited financial statements for the three, six and nine months ended August 31, 2005, November 30, 2005 and February 28, 2006, respectively, which are included in the Company's Form 10-QSB's for those periods, can no longer be relied upon. Specifically, the Company's consolidated balance sheet will be affected, with a substantial decrease in stockholders' equity and a corresponding increase in liabilities due to an accounting error resulting in financial restatements. Additionally, there will be a material change in the consolidated statement of operations.

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

2. Form 8-K dated March 9, 2007 reported that on March 9, 2007, the Company discovered that certain agreements, that are required to be filed in accord with
Item 601 of Regulation S-B, were not filed as exhibits to the Company's amended August 31, 2005 quarterly report on Form 10-QSB/A and the Company's November 30, 2005, quarterly report on Form 10-QSB. These agreements are summarized as follows;

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


3. Form 8-K dated April 24, 2007, announcing a change in control of the registrant, reported that on April 20, 2007, the Company issued one million three hundred fifty thousand (1,350,000) shares of the Company's authorized Series A Convertible Preferred Shares to Sheridan B. Westgarde, and one million three hundred fifty thousand (1,350,000) shares of the Company's authorized Series A Convertible Preferred Shares to Lonnie Hayward. Pursuant to the Certificate of Designation, each share of Series A Convertible Preferred Stock shall be convertible into sixty-one (61) shares of Common Stock. The Common Stock into which the Series A Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock of the Company, and none of the rights of the Preferred Stock. Additionally, the Series A Preferred Stock shall have one thousand (1000) votes for every share, and shall vote together as one class with the Common Stock. As a result, the current capitalization of the company consists of (i) 100,000,000 shares of Common Stock, each entitled to one vote per share; and (ii) 2,700,000 shares of Series A Convertible Preferred Shares, each entitled to 1000 votes per share. Accordingly, together with Mr. Westgarde's 950,000 shares of Common Stock that were previously held, these two shareholders are entitled to 2,700,950,000 of 2,800,000,0000 total possible votes, or approximately 96.46% of the total voting power of the Company (See Notes To Consolidated Financial Statements -
Note 13)

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                  DATED: MAY 24, 2007          BY: /S/ SHERIDAN B. WESTGARDE
                                                       -------------------------
                                                        Chief Executive Officer