Form 10KSB
period 2007-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2007-11-13
CIK 1081242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      (Mark One)
      |X| ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the fiscal year ended MAY 31, 2007.

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to _______________

                         Commission file number 0-27063

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
                 (Name of small business issuer in its charter)


              Nevada                                82-0381904
----------------------------------     -------------------------------------
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


121G Shuswap Street NW, Salmon Arm B.C. Canada          V1E 4P2
-----------------------------------------------       -------------
   (Address of principal executive offices)            (Zip Code)

Registrant's Telephone number, including area code: (250) 833-1985
                                                    --------------

Securities registered under 12(b) of the Exchange Act:       None

Securities registered under Section 12(g) of the Act:        Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|  No |_|

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

The issuer had equity in earnings for the fiscal year ended May 31, 2007 of $250,224

The aggregate market value of the voting stock held by non-affiliates on May 31, 2007 was approximately $3,300,000 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of November 5, 2007, 100,000,000 shares of the issuer's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

AQUATIC CELLULOSE INTERNATIONAL CORP. ("Aquatic", "the Company" or "AQCI") is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1996. Aquatic is an independent oil and gas investment, development and production company, engaged in the acquisition and development of crude oil and natural gas reserves and production initially in the state of Texas of the United States.

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

         In April of 2007, Stockholders approved the amendment to the Company's articles of incorporation to change the Company name to Valor Energy Corp to better identify with the Company's new business focus. In June of 2007, the Company filed PRER 14/C information statement including the name change. The Company is presently addressing comments received from the Securities and Exchange Commission in July and August 2007.

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

         During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5 percent interest in the Company's issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. (See Note 6 - Notes to Consolidated Financial Statements)

- HAMILL LEASE - SOUTH SARGENT FIELD, MATAGORDA COUNTY, TEXAS:

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

         At present, there are five (5) producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 750 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

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

         We are participating in an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by a previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; and is currently producing gas at the rate of approximately 100 MCF per day on a 8/64 inch choke. Additional probable and proven behind pipe gas sands have been identified in the Hamill #17 well for future recompletion attempts, when the current completion at 4,230 feet depletes.

         During June 2005, work over operations commenced on the Hamill #14 well, which had also been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #14 was recompleted in a stray sand at 4,230 feet. The Hamill #14 well went off production in April of 2007 when the producing sand at 4230 feet depleted. In June 2007, the well was recompleted in another sand and is currently producing at the rate of 350 MCF per day. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, when the current completion depletes.

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

         On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Notes 6 - Notes to Consolidated Financial Statements). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full renumeration of their initial investment in Wharton 3D (switched from Prado). As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Wharton 3D or Prado field interest. During the fiscal year ended May 31, 2006, the Company recorded a $256,218 gain on settlement of Wharton 3D project (See Notes 6 - Notes to Consolidated Financial Statements).

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

         During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5 percent interest in the Company's issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century (See Notes 1 and 6 - Notes to Consolidated Financial Statements)

- BROOKSHIRE DOME FIELD AREA:

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

SIGNIFICANT CAPITAL REQUIREMENTS:

         The Company must make a substantial amount of capital expenditures for the acquisition, and development of oil and gas reserves. To date, the Company has paid for acquisitions and expenditures with cash from the issuance of debt, convertible notes and operating activities. The Company's revenue or cash flows could be reduced because of lower oil and gas prices or for some other reason. If the Company's revenue or cash flows decrease, it may not have the funds available to replace its reserves or to maintain production at current levels. If this occurs, it would reduce production over time. Other sources of financing may not be available if the Company's cash flows from operations are not sufficient to fund its capital expenditure requirements. Where the Company is not the majority owner or operator of an oil and gas project, it may have no control over the timing or amount of capital expenditures associated with the particular project. If the Company cannot fund its capital expenditures, its interests in some projects may be reduced or forfeited.

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

         The Company is not aware of any environmental claims existing as of November 5, 2007, which would have a material impact upon the Company's financial position or results of operations.

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

GOING CONCERN

         Aquatic Cellulose International Corporation has experienced recurring losses, has a working capital deficiency of $18,633,428 and an accumulated deficit of $23,598,452 as of May 31, 2007. At the end of fiscal year ended May 31, 2004 the Company had reorganized its core business, shifting from the underwater wood business to that of investment and development of oil and natural gas. Though the Company has acquired a significant revenue producing asset, the Hamill lease working interest, its difficulty in raising further capital required for ongoing development could result in the Company having to scale back its operations. This factor, among others, raises substantial doubt as to its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Notes to Consolidated Financial Statements - Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMPLOYEES

As of May 31, 2007, the Company is utilizing two employees and one consultant to manage 100 percent of the administration and business development, for which there is two employees under contract and one consultant operating on a month to month basis.

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

         During July of 2007 AQCI moved its office to the new location at 1210 G Hudson St. Salmon Arm, British Columbia, V1E 4P2. There is no lease and the rent is due on a monthly basis at the rate of $700.00.

ITEM 3.  LEGAL PROCEEDINGS

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

         On June 11, 2007 the Company filed with the Commission a revised PRER14C information statement informing shareholders of the amendments to the Company's Articles of Incorporation. The Company is presently addressing comments received from the Securities and Exchange Commission in July and August 2007.

The increase in authorized shares will allow the Company to facilitate the conversion to equity of existing convertible debt, amounts due to related parties and issue stock commitments to professionals. The change of our Company name will better identify the Company in the new business. (See Note 16 - Notes to Consolidated Financial Statements)

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock currently trades on the Pink Sheets, under the trading symbol "AQCI". The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

                                                   HIGH BID      LOW BID
         FISCAL 2005
         First Quarter 2005                              .005         .002
         Second Quarter 2005                            .0015        .0015
         Third Quarter 2005                             .0014        .0014
         Fourth Quarter (5/31/05)                        .005        .0032

         FISCAL 2006
         First Quarter 2006                              .004         .003
         Second Quarter 2006                            .0035         .002
         Third Quarter 2006                             .0024         .002
         Fourth Quarter (5/31/06)                        .017         .015

         FISCAL 2007
         First Quarter 2007                              .045         .038
         Second Quarter 2007                             .035         .035
         Third Quarter 2007                               .03         .025
         Fourth Quarter (5/31/07)                        .033         .028

         To date, AQCI has not declared or paid dividends on its common stock.

         As of May 31, 2007, there were approximately 398 shareholders of record (that are not in street name) of AQCI's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the seller formally canceled the agreement. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company had difficulty in retrieving the original restricted share certificates due to the death of Mr. Raymond Lefebvre. As of May 31, 2004, the Company had received from the executor of Mr. Lefebvre's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. During July 2006, the company finalized the cancellation of the 2,500,000 shares of restricted stock that were originally on deposit for the purchase of equipment. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750. (See Notes 14 - Notes to Consolidated Financial Statements)

         During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of the Company's long standing obligation to make Mr. Westgarde a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 14 - Notes to Consolidated Financial Statements).

         During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of the Company's long standing obligation to make Mr. Hayward a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 14 - Notes to Consolidated Financial Statements).

         During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of $184,308, as of March 31, 2007, owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company (See Note 14
- Notes to Consolidated Financial Statements).

         During April 2007, the Board of Directors approved the issuance of 166,151 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of $59,190, as of March 31, 2007, owed to Mr. Hayward for consulting and an additional 49,200 shares as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company during July and September of 2006. (See Note 14 - Notes to Consolidated Financial Statements).

         During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to United Business Associates (UBA), a Company controlled by our CEO Sheridan Westgarde and a consultant Mr. Lonnie Hayward. The stock is issued as full settlement of the amount owed to UBA, as previously recorded in the Company's notes payable (See
Note 10 - Notes to Consolidated Financial Statements).

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

         On August 6th, 2004 Aquatic issued four convertible debentures of $40,000, $7,500, $92,500 and $110,000 respectively, in cash each for an aggregate of $250,000 in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. Proceeds were used to acquire a working interest in Prado and pay a portion of outstanding consulting fees as of May 31, 2004 (See Note 6 and 9 - Notes to Consolidated Financial Statements).

         In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent (See Note 9 - Notes to Consolidated Financial Statements).

         On April 29, 2007, the Company and the investors agreed to increase the discount percentage on the notes from 70% to 75% (See Note 9 - Notes to Consolidated Financial Statements).

WARRANTS AND OPTIONS ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

         On March 22nd, 2004, Aquatic issued common stock purchase warrants for the right to purchase 900,000 shares of Common Stock of AQCI at $.0004 per share. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. These warrants expired on March 22nd, 2006.

         On August 6th, 2004, Aquatic issued common stock purchase warrants for the right to purchase 250,000 shares of Common Stock of AQCI at $.0004 per share. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. These warrants expired on August 6th, 2006.

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

HAMILL LEASE

         The 3645-acre Hamill Lease is secured by the property's natural gas production from five of the seven existing wells; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17., with our portion of the daily production in excess of approximately 160 MCF of gas per day, (MCFGPD) however, the Company can give no assurances that the wells will continue to produce at this rate, if at all. With a regulatory well spacing requirement of 40 acres per well the property has wells spanning approximately 300 acres with the remaining 3,345 acres largely available for drilling of new wells. The property has historically produced natural gas from multiple stacked pay sands supported by a 10 square mile area of mutual interest.

         The four new leases covering 1,610 acres in the offshore area of Matagorda County, Texas is contiguous with our onshore Sargent South Field acreage. The new leases are subject to our Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011. The Company plans to participate in drilling opportunities on these leases expected to commence in 2008.

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

         The Company plans to participate in the development of the property throughout 2007 and 2008 by continuing recompletion work of existing well bores, as well as drilling of identified prospects. A report by R. A. Lenser & Associates, independent petroleum engineers located in Houston, Texas, prepared estimates of the net proved natural gas reserves as of January 1, 2007 for the South Sargent Field, Hamill Lease. The report discusses the Company's proved undeveloped (PUD) reserves primarily relate to reserves that are to be recovered from six new proved drilling locations. Since our Hamill Lease located in the South Sargent field in Matagorda County, Texas is in an area with multiple pay zones, this property has proved producing, proved non-producing and proved undeveloped reserves (See Note 18 - Notes to Consolidated Financial Statements)

BROOKSHIRE DOME FIELD AREA

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

OTHER DEVELOPMENTS

         As reported in Item 12 - Certain Relationships And Related Transaction and Note 19 of the accompanying Notes to Consolidated Financial Statements, the Company has completed the acquisition of the TigeroLynk(TM) large scale underwater manipulator technology. The Company management believes this technology represents a significant addition to the systems used in the off-shore oil and natural gas industry. The Company plans to finish the construction of the first commercial model of the TigeroLynk(TM) 120 in 2007, following which the Company will engage in a marketing and sales campaign focusing on the off-shore oil and natural gas and other underwater related industries. The Company may also consider leveraging the TigeroLynk(TM) technology to finance its oil and natural gas developments. (See Note 4) - Notes to Consolidated Financial Statements)

SUMMARY OF OBJECTIVES

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

         2) Completing the assessment and potential acquisition of the Wharton and Jackson County prospect development opportunities, made known to the Company through its amended agreement with Century.

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

         3) Explore opportunities to leverage the TigeroLynk(TM) technology to further the Company's oil and natural gas interest.

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

o Our objective in 2007 and on into 2008 is to continue to use our cash flows from operations to meet our operating expenses and working capital requirements. In the past the revenue generated from the sale of our proportionate share of natural gas from the Hamill lease has been sufficient to pay the Company's share of lease operating expenses and most of the Company's general operating expenses. With warmer than expected 2006-2007 winter months followed by cooler that expected 2007 summer temperatures throughout the US, stored reserves of natural gas have been uncharacteristically high resulting in lower than expected prices for natural gas. We expected those prices to remain at current levels or possibly increase in price through fall of 2007 into 2008, however, management can provide no guarantees. Should the price of natural gas fall significantly it would severely impact our ability to maintain current levels of operations and would likely result in us having to curtail existing operations.

o We have successfully used loans from private investors, Company officers and a consultant, as well as cash raised from the sale of working interests, to pay for capital improvements to the Hamill and Brookshire leases. Through the issuance of preferred stock for debt we have been able to reduce the demand for cash that would otherwise be needed to pay these notes.

o The Company has a substantial amount of debt in the form of convertible debentures that, for a number of years, we have operated without making any payments on, and which, continues to accrue interest. Though we have been able to avoid being defaulted, the terms of payment for these notes will have to be met to avoid any such action. Since the Company does not have sufficient cash to pay these notes, any event of default would certainly result in the note holders seeking relief by exercising their first priority interest in the Company's assets. Such action would, in all likelihood, result in the discontinuation of our operations. The convertible debt also contains freestanding embedded derivatives which resulted in the recording of derivative liabilities on the Company's balance sheet that significantly exceed our ability to pay with cash. Because these derivative liabilities are calculated on a quarterly basis and based on the market price of the Company's stock our financial condition and results of operations are subject to high volatility.

         We plan to solve these issues by increasing the total number of authorized shares of the Company. Doing so will allow us to meet the terms of the convertible debentures by making conversion of debt for equity. Additionally, increasing the authorized shares will allow us to use equity positions as incentive for attracting and paying professionals, as well as sell additional shares for cash to help us execute and finance our business plan. Though no plans exist at this time, we may in the future use equity as payment for mergers and acquisitions. Such issuances of additional Company stock will have a dilutive effect on common stock holders.

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

         During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company's former CEO, which results in the Company owning a major component to the TigeroLynk(TM) AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment) (See Note 4 - Notes to Consolidated Financial Statements)

         As of May 31, 2007, the Company is utilizing two employees and one consultant to manage 100 percent of the administration and business development, for which there is two employees under contract and one consultant operating on a month to month basis.


RESULTS OF OPERATIONS

YEAR ENDED MAY 31, 2007 COMPARED TO YEAR ENDED MAY 31, 2006

         The company earned revenue of $250,224 for the year ended May 31, 2007, compared with $457,243 for fiscal 2006 for an decrease of $207,019. The decrease in equity interest is primarily due to overall decrease in the price of natural gas and lower production levels.

         Operating costs and expenses for the year ended May 31, 2007, were $821,260 and $592,234 for the year ended May 31st, 2006, for an increase of $229,026. This increase is attributable to higher selling, general and administrative expenses in 2007 of $510,487, and increase of $202,760 over the 2006 figure of $307,727. Additionally, while financing fees were reduced by $28,355 the depreciation and depletion expenses in 2007 increased to $278,273, a increase of $54,621 over the 2006 figure of $223,652. This increase is directly attributable to the depletion of the Hamill acquisition. Also, interest expense on the derivative liability contributed a significant increase to operating expenses.

         The Company incurred a loss from operations in fiscal 2007 of $571,036 compared with a loss of $134,991 in fiscal 2006. This increase in losses is mainly attributable to the decrease in natural gas prices reducing revenue from the Hamill lease combined with increases in selling, general and administration and depreciation and depletion expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities in fiscal 2007 amounted to ($161,610) compared to net cash provided by $256,961 in fiscal 2006 for a decrease in cash provided by operating activities of $418,571. The decrease in cash provided is attributable to a gain on write off of debt of $264,754, a gain on sale of investment in Prado lease of $255,157, which was offset by $278,309 in depreciation and depletion, $31,680 in accretion of convertible debt discount, $8,131,154 change in derivative liability, a $16,226 change in warrant liability, a $29,298 in undistributed equity in losses of leases, a $85,811 issuance of preferred shares to officers, and an increase in accounts payable and accrued liabilities of $247,176.

The Company has the following contractual obligations:

Accounts Payable                        $    73,075     $    73,075                                                       $      --
Accrued Expenses                          1,342,445          42,819                                                       1,299,626
Amounts due related parties                 148,996          24,996                                                         124,000
Convertible debentures (1) (Note 9)       1,930,800       1,930,800
Derivative Liability                     14,969,891      14,969,891
Warrant Liability                            34,455          34,455
Notes payable (Note 10)                     176,717          99,926                                                          76,791
                                        -----------     -----------     -----------     -----------     -----------     -----------

                                         18,676,379         240,816            --              --              --        18,435,563

Other (2)                                   538,320         164,580         164,580         164,580          14,580          30,000
                                        -----------     -----------     -----------     -----------     -----------     -----------

Total contractual obligations (3)       $19,214,699     $   405,396     $   164,580     $   164,580     $    14,580     $18,465,563
                                        ===========     ===========     ===========     ===========     ===========     ===========

(1) Amounts include interest expense based upon contractual terms through May 2008.

(2) Other commitments comprise employment agreements with officers and operating lease agreeement with New Century Resources (through May 2011)

(3)   Comprised of the following:

      Liabilities recorded on the balance sheet        $18,676,379
     Commitments not recorded on the balance sheet         538,320
                                                       -----------

                                                       $19,214,699
                                                       ===========

         Net cash used in financing activities was ($7,920) in fiscal 2007 compared with $70,116 of cash generated in fiscal 2006. The cash used in financing activities for fiscal year 2007 resulted from payments to related party debt, proceeds from the issuance of notes payable of $235,000 offset by payments on notes payable of $160,463.

         The Company experienced an excess of cash from investment activities of $129,043 in fiscal 2007 and used cash of $326,572 for fiscal 2006. The Company had a reduction in the amount of cash invested in working interests of $420,113 during the 2007 period as compared to the 2006 period. During fiscal 2007, the Company's investing was offset by proceeds received from the sale of the Company's Prado field interest (See Notes 1 and 6 - Notes to Consolidated Financial Statements).

         For the period ended May 31, 2006, the Company utilized $200,000 in working capital loaned to the Company by United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2005, following which it will bear interest at 20% and be payable on demand. As of May 31, 2006, the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in Hamill lease to increase production. During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to UBA. The stock is issued as full settlement of the amount owed to UBA, principle plus interest as of March 31, 2007, of $226,363 that was previously recorded in the Company's notes payable (See Note 10 - Notes to Consolidated Financial Statements).

         On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest. During the three-month period ended November 2005, the Company sold Titan shares to third parties for $286,715 in cash and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During the three-month period ended February 28, 2006, the Company exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Prado lease, or other existing properties, and decided to terminate there agreement with the Company. While negotiating the final settlement, the Company paid Titan $80,000. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of there initial investment in Prado. As of May 31, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Prado field interest (See Note 6 - Notes to Consolidated Financial Statements).

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

         During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending the increase in the Company's authorized shares and change the Company name (See
Note 10 and 16 - Notes to Consolidated Financial Statements).

         For the period ended May 31, 2007 and 2006, the Company had issued the maximum number of its authorized common shares and was thus unable to raise cash by the issuance of additional common shares. Cash raised was therefore raised by the issuance of debt and preferred stock.

         At May 31, 2007 the Company had cash of $42,737 for total current assets of $42,951.

         As of May 31, 2007, the Company had a working capital deficiency of $18,633,428 and an accumulated deficit of $23,598,452. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See Note 16 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include DD&A of oil and gas properties. Oil and gas reserve estimates, which are the basis for unit of production DD&A and the impairment analysis, are inherently imprecise and are expected to change as future information becomes available. In addition, alternatives may exist among various accounting methods. In such cases, the choice of accounting method may also have a significant impact on reporting amounts. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

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

RECENT ACCOUNTING PRONOUNCEMENTS


         There are no new accounting pronouncements not previously disclosed that are not yet effective but expected to effect the Company's consolidated financial statements


ITEM 7.  FINANCIAL STATEMENTS

         Please refer to pages beginning with F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no other "reportable events" as that term is described in
Item 304(a)(1)(v) of Regulation S-K occurring within the Registrant's two most recent fiscal years and the fiscal year ending May 31, 2007.

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

         The Former Accountants' report on the consolidated financial statements of the Company as of and for the year ended May 31, 2004, contained two explanatory paragraphs, which read as follows:

         Aquatic Cellulose International Corporation (the "Company") has experienced recurring losses, has negative working capital and an accumulated deficit as of May 31, 2004. These factors raise substantive doubt about the Company's ability to continue as a going concern Management's plans in regard to these matters is disclosed in Note 2 to Consolidated Financial Statements.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Mr. Sheridan B. Westgarde, our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange
Act), as of end of fiscal year end May 31, 2007. Based on this evaluation, Mr. Westgarde concluded that during the period of this report our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During fiscal year ended May 31, 2006 and 2007, Mr. Westgarde became aware of potential problems in our disclosure controls and procedures in connection with the filing of a Proxy statement on Schedule 14/A ("Schedule 14/A") on November 8, 2005, and in the customary course of the Commission's review of the Schedule 14/A and other Company filings, during which time the Commission issued a comment letter (the "Comment Letter") to the Company dated December 8, 2005. The Comment Letter included comments indicating a number of deficiencies in the Company's filings. These deficiencies included such items as the omission of certain agreements that the Company has entered into as exhibits to the Company's quarterly and annual reports, filed with the commission, and as required by Item 601 of Regulation S-B. Additionally and after further consultation with accounting professionals Mr. Westgarde became aware that the Company's convertible debenture debt is not conventionally convertible and does not qualify for the scope exceptions from the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, rules for accounting for derivative instruments, and therefore, such debt derivative liabilities were not accounted for in the Company's' financial reports in accord with SFAS No. 133. Additionally, the Comment Letter indicated that certain Company quarterly and annual reports filed with the commission contained certifications that did not conform to the format provided in Item 601 (b)(31) of Regulation S-B. As a result, certain quarterly and annual reports of the Company had not been filed in a timely fashion.

As a result of these issues with our disclosure controls and procedures, we embarked on a process that was completed by fiscal year end May 31, 2007, that addressed and corrected certain deficiencies in our filings done with the commission, as well as completed and filed our outstanding quarterly and annual reports. This process included the re-filing of certain quarterly and annual reports to include the missing exhibits and correct certification formats. In review of the Company's accounting for the liability of the existing convertible debt we continue to engaged additional financial professionals in the calculation of these liabilities in accord with SFAS 133 rules for accounting for derivative instruments and include these in our quarterly and annual reports.

In connection with the preparation of our financial statements for the year ended May 31, 2007, certain additional internal control weaknesses became evident to Mr. Westgarde, that, in the aggregate, represent material weakness, including;

      (i) lack of segregation of incompatible duties;
      (ii) Insufficient Board of Directors representation.

As part of the communications by Peterson Sullivan, PLLC, or Peterson Sullivan, with Mr. Westgarde, our sole director and chief executive officer, with respect to Peterson Sullivan's audit procedures for fiscal 2007, Peterson Sullivan informed Mr. Westgarde that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, "An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements," established by the Public Company Accounting Oversight Board, or PCAOB.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our on-going assessment of the effectiveness of our internal control over financial reporting.




CHANGES IN INTERNAL CONTROLS
----------------------------

         During fiscal year-ended May 31, 2006, the Company initiated changes in our internal controls and procedures to provide for accurate, effective and timely disclosures. This change involved the training of existing staff to assemble documents required to be filed in our disclosures as well as manage certain financial processes that were previously performed by outside accountants. This change has given the Company effective control over our required disclosures by streamlining the processes involved in recording, processing, summarizing, and reporting information required to be disclosed specified in the Securities and Exchange Commission's rules and forms. Additionally, this change has improved the segregation of incompatible duties due to the use of additional staff in preparing financial disclosures. During fiscal year-ended May 31, 2007, on April 26, 2007, the Company's sole Board of Director approved the appointment of Mr. Lonnie Hayward to the Company Board of Directors. This change improves the lack of representation that previously existed on our Board of Directors.

         Other than these changes implemented during the period ended May 31, 2006 and 2007 there have been no additional changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year-ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
 (Christine - Does this comply with Item 308(c) of Reg SB)

                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         NAME                           AGE          POSITION
         -----                          ---          --------
         Sheridan B. Westgarde           38          Director & President
         Lonnie Hayward                  38          Director & Vice President

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

         On May 2, 2007, Mr. Lonnie Hayward was appointed as a member of the Board to fill the vacancy left by Mr. Kerpan. This action was performed without a vote of the Company's security holders as provided for in the Company's Articles of Incorporation and By-laws when such an appointment is to fill a vacancy left by prior resignations. Mr. Hayward will also serve as Vice President of the Company.

         Mr. Hayward is 38 years old and has served as a key consultant to the Company since 2004. Mr. Hayward has worked with the Company to find various oil and gas opportunities, ranging from production to drilling prospects, and had worked to bring various forms of financing to the Company. Prior to joining the Company, from 2002 to 2004, Mr. Hayward was a director for Inouye Technologies, Inc. ("Inouye"), a small producer of Powerline products in Canada. In that role, he assisted with financing and getting Inouye listed on the CNQ exchange. From 1993 to 2002, Mr. Hayward worked for AAA International ("AAA"), an international law center Mr. Hayward founded in 1993. During his time at AAA, Mr. Hayward consulted with many large international firms, assisting them with collection and legal procedures, and credit granting policies.

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

         To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended May 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS

         On May 31, 2007, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in Item 13 as an Exhibit 99.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31, 2007 to the Company's Chief Executive Officer, Secretary and Director during such period.

                                         CHART - EXECUTIVE COMPENSATION

      Payouts                    Annual Compensation                                Long Term Compensation Awards
-----------------------------------------------------------------------------------------------------------------------------------
        (a)          (b)      (c)       (d)           (e)               (f)              (g)            (h)             (i)
-----------------------------------------------------------------------------------------------------------------------------------
Name and Principal   Year    Salary    Bonus      Other Annual      Restricted       Securities         LTIP         All Other
     Position                                     Compensation     Stock Awards      Underlying     Payouts ($)   Compensation ($)
                                                      ($)               ($)        Options/SAR (#)
-----------------------------------------------------------------------------------------------------------------------------------
Sheridan B.          2007    86,000                                   29,700              0
Westgarde            2006    60,000                                                       0
President/CEO        2005    60,000                                                       0
Lonnie Hayward       2007    10,000                                   29,700              0
Director / Vice      2006                                                                 0
President (*)        2005                                                                 0
-----------------------------------------------------------------------------------------------------------------------------------

(*) Appointed as Director and Vice President on May 2, 2007

CHIEF EXECUTIVE OFFICER COMPENSATION:

         On April 1, 2006, the Company's three-year consulting agreement with it's CEO, Director and President expired. Under that agreement Mr. Westgarde received the monthly consulting fee to $5,000 per month and $1,500 per month in stock compensation. During October 2006, the Company's Board of Directors approved a new contract for Mr. Westgarde with a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock. In addition, on April 20, 2007, the Board of Directors approved the issuance of 1,350,000 Series A Convertible Preferred Shares to Mr. Westgarde, fulfilling a commitment to make Mr. Westgarde a significant shareholder in the Company. At the time of the transaction the Company recorded these shares as additional compensation at a value of $29,700.

         During April 2007 Mr. Westgarde agreed to accept and the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock as settlement of $184,308 of amounts owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company and had been previously recorded in the Company's Amounts Due to Related Parties (See Note 14
- Notes to Consolidated Financial Statements).


COMPENSATION OF DIRECTORS

         Mr. Westgarde, the Company's President and Chief Executive Officer, has his compensation as detailed above.

         Mr. Lonnie Hayward is compensated under the terms of a prior consulting agreement on a month-to-month basis. The agreement was for $3,500 in cash and $1,500 in stock compensation (See Notes 14 - Notes to Consolidated Financial Statements).


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK:

         The following information table sets forth certain information regarding the Company's common stock owned on May 31, 2007, by (i) each shareholder who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of
Directors, Officers and                         Number of               Percentage of Common Stock Owned On
5% Stockholders                            Common Shares Owned                  May 31, 2007 (1)
-----------------------                   --------------------         -----------------------------------
Sheridan Westgarde
2504 27th Ave.
Vernon, BC. V1T 1T1                                    950,000                            1.0%

Lonnie Hayward
7120 205th St.
Langley, B.C. V2Y 1T1                                  500,000                            0.5%

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (1 IN NUMBER)                    1,450,000                                1.5%

(1) Applicable percentage of ownership is based on 100,000,000 shares of common stock outstanding as of April 24, 2007.

PREFERRED STOCK:

The following information table sets forth certain information regarding the Company's Series A Convertible Preferred Stock owned on May 31, 2007, by (i) each shareholder who is known by the Company to own beneficially more than 5% of its outstanding Series A Convertible Preferred Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of                                     Number of
Directors, Officers and                             Series A Preferred                    Percentage of Preferred Stock owned On
5% Stockholders  (1)                                   Shares Owned                                    May 31, 2007(1)
------------------------                            ------------------                   ---------------------------------------
Sheridan Westgarde
2504 27th Ave.
Vernon, BC. V1T 1T1                                        2,007,194                                      53.05%

Lonnie Hayward
7120 205th St.
Langley, B.C. V2Y 1T1                                      1,776,196                                      46.95%

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (1 IN NUMBER)                          3,783,390                                     100.00%

(1) Applicable percentage of ownership is based on 3,783,390 shares of Series A Convertible Preferred Stock outstanding as of May 31, 2007.

VOTING RIGHTS OF COMMON AND PREFERRED STOCK:

The following information table sets forth certain information regarding the votes associated with the Company's shares of Common Stock and Series A Convertible Preferred Stock as of May 31, 2007. The chart shows the voting information of stock held by (i) each shareholder who is known by the Company to own beneficially more than 5% of its outstanding voting stock,(*) (ii) each director and officer, and (iii) all officers and directors as a group. The Common Stock and Series A Convertible Preferred Stock vote together as one class on all matters requiring a shareholder vote:

Names and
Address of
Directors,
Officers and         Total Number of Votes      Total Number of Votes from
5% Stockholders      from Common Shares Held      Preferred Shares Held         Total Number of Votes     Percentage of Total Votes
(1)                          (1)                          (2)                                                       (3)
-------------------  -----------------------   ---------------------------     -----------------------   ---------------------------
Sheridan Westgarde
2504 27th Ave.
Vernon, BC. V1T 1T1             950,000                 2,007,194,000               2,008,144,000                    51.71%
Lonnie Hayward
7120 205th St.
Langley B.C. V2Y
1T1                             500,000                 1,776,196,000               1,776,696,000                    45.75%


Total                         1,450,000                3, 783,390,000               3,883,390,000                    97.46%

(1)      Based on one vote per Common share held.
(2) Based on one thousand votes per Series A Convertible Preferred Share held.
(3) Based on (i) 100,000,000 Common shares outstanding with one vote per share and (ii) 3,783,390 Series A Convertible Preferred shares outstanding with one thousand votes per share for a total of 3,783,390,000 total votes from preferred shares, voting together as one class. There are 3,883,390,000 total possible votes.

(*) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common and preferred stock beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         During July 2004, the Company received short term loans from Sheridan Westgarde, the Company's CEO, Lonnie Hayward, consultant, and Robert Marchand in an amount aggregating $42,000 which was used, along with Company's available cash, to fund the purchase of the 50 percent working interest in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, Mr. Westgarde and Mr. Hayward were repaid their principal amounts plus 10 percent, while Mr. Marchand declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months. As of fiscal year ended May 31, 2007 the remaining 10 percent has not been paid.

         In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. These advances from UBA are included in Notes Payable in the consolidated balance sheet. During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to United Business Associates (UBA), a Company controlled by our CEO Sheridan Westgarde and a consultant Mr. Lonnie Hayward. The stock was issued as full settlement of the amount owed to UBA, as previously recorded in the Company's notes payable (See Note 10 and 14 - Notes to Consolidated Financial Statements).

         Pursuant to an agreement with a manufacturer, which was controlled by the Company's former CEO, Gary Ackles ("Ackles"), the Company had, in the past, advanced $100,000 towards the purchase of an aquatic timber harvesting (ATH) machine that is now known and referred to as TigeroLynk(TM) AR-120. In June 2003, the Company signed a Memorandum of Understanding with Legacy Systems Corp ("Legacy"), a company controlled by Ackles, to merge the public Company with Legacy and the TigeroLynk(TM) robotic technology. During July 2004, the Company revised this agreement to end the merger plan and return the remaining aquatic timber harvesting equipment so as to settle the amount due Ackles and Legacy as of May 31, 2004. Due to the delay in consummating that agreement the Company and Ackles began negotiating a new settlement agreement. As of May 31, 2006, the Company had paid Ackles and Legacy $196,970 while terms of the settlement were being finalized. In October of 2006 the Company completed a final settlement agreement with Ackles. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (plus $20,000 in late payment penalties) as condition upon Ackles agreeing to accept $25,000 payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The purchase of the TigeroLynk(TM) technology involve the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending the increase in authorized shares, as incentive to completing the settlement agreement. As of November 2006, the Company had paid Ackles the $25,000 payment for expenses, the $196,970 that was on deposit with him at May 31, 2006, as well as additional payments made subsequent to May 31, 2006 of $40,000, for a total aggregate of payments made of $261,970. The agreement was consummated as final even though a remaining balance of $33,070 is yet owing to Ackles, of which, Ackles has agreed will be left in the Company's notes payable with Ackles holding an option to convert this balance to the Company's stock following the increase in authorized shares (See Note 4 and 16 - Notes to Consolidated Financial Statements).

         Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, pending the increase in the Company's authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan (See Note 4 and 16 - Notes to Consolidated Financial Statements). Previous to this agreement the Company was operating under the expectation that the mechanical assembly and components of the TigeroLynk(TM) AR-120 machine, constructed and stored at a manufacturing facility in Kamloops, British Columbia Canada, would be exchanged for amounts owed Legacy, however this is no longer the case. The final settlement reached relinquishes Ackles and Legacy of any rights, title or interest in the equipment.

ITEM 13.            EXHIBITS, LIST AND REPORTS IN FORM 8-K

(A) EXHIBITS


Exhibit
Number        Description
-------       -----------

3.1           Articles of Incorporation of the Company filed February 28 th ,
              1997. (1)
3.2           Certificate Amending Articles of Incorporation filed November
              19th , 1997. (1)
3.3           Bylaws of the Company. (1)
4.1           Form of Common Stock Certificate. (2)

4.2           Form of Warrant Agreement with Form of Warrant Election to
              Purchase. (2)
10.1          Form of Secured Convertible Debenture Purchase Agreement. (2)
10.2          Form of Registration Rights Agreement. (2)
10.3          Form of 12% Convertible Debenture. (2)
10.4          Form of Security Agreement. (2)
10.5          December 2003 Convertible Promissory Note  (3)
10.6          UBA Loan Agreement (November 2005) (4)

                (MARCH 2004 CONVERTIBLE DEBENTURE AGREEMENTS - 10.7 THRU 10.21)

10.7          Cross-Receipt (5)
10.8          Secretary and Officers Certificates  (5)
10.9          Amendment Agreement  (5)
10.10         Escrow Agreement  (5)
10.11         Guaranty and Pledge Agreement  (5)
10.12         Intellectual Property Security Agreement  (5)
10.13         Security Agreement  (5)
10.14         Registration Rights Agreement  (5)
10.15         Stock Purchase Warrant  (5)
10.16         Stock Purchase Warrant  (5)
10.17         Stock Purchase Warrant  (5)
10.18         Secured Convertible Debenture  (5)
10.19         Secured Convertible Debenture  (5)
10.20         Secured Convertible Debenture  (5)
10.21         Securities Purchase Agreement  (5)
10.22         New Purchase & Sale and Exploration Agreement  (5)
10.23         Operating Agreement  (5)

              (AUGUST 2004 CONVERTIBLE DEBENTURE AGREEMENTS - 10.24 THRU 10.39)
10.24         Cross Receipt (6)
10.25         Escrow Agreement (6)
10.26         Guaranty and Pledge Agreement (6)
10.27         Intellectual Property Security Agreement (6)
10.28         Registration Rights Agreement (6)
10.29         Secured Convertible Debenture $40000 (6)
10.30         Secured Convertible Debenture $92500 (6)
10.31         Secured Convertible Debenture $110000 (6)
10.32         Secured Convertible Debenture $7500 (6)
10.33         Securities Purchase Agreement (6)
10.34         Security Agreement (6)
10.35         Stock Purchase Warrant AJW Offshore Ltd (6)
10.36         Stock Purchase Warrant AJW Partners LLC (6)
10.37         Stock Purchase Warrant AJW Qualified Partners LLC (6)
10.38         Stock Purchase Warrant NMC Partners LLC (6)
10.39         Secretary's and Officer's Certificate (6)
10.40         Purchase and Sale Agreement - Titan (6)
10.41 Agreement to Back Out of the Purchase of Working Interest as set forth in the Purchase and Sale Agreement Dated July 30, 2004 and the Amendment Dated June 1, 2005. (7)
10.42         Settlement Agreement Sept 6, 2004 (8)
10.43         January 1, 2005 Amendment to Purchase and Sale Agreement (9)
10.44         First Amendment to P&S Agreement Prado (10)
10.45         Debenture Amendments (11)

10.46 Estimated Reserves And Future Income Attributable to Certain Leasehold Interest as of January 1, 2005 (12)
10.47 Estimated Reserves And Future Income Attributable to Certain Leasehold Interest as of January 1, 2006 (12)

10.48         Letter Agreement Ackles Dated Oct 17, 2006 (13)
10.49         Agreement between Ackles Legacy and Aquatic dated
              October 23, 2006 (13)
10.50         Technology Purchase and Sale Agreement Dated Oct 30th 2006 (13)
10.51 Agreement Regarding the Purchase and Sale of Aquatic's Interest in the Prado Field (13)
10.52 Letter Agreement regarding New Century relinquishment of rights to Aquatic Shares (13)
10.53         Memorandum Concerning The Termination Of The Development
              Agreement (13)
10.54         Employment Agreement of Sheridan Westgarde (13)
10.55         Consultant Agreement of Les Westgarde (13)
10.56         Certificate of Amendment to Company's Articles of
              Incorporation (14)
10.57 Estimated Reserves And Future Income Attributable to Certain Leasehold Interest as of January 1, 2007
10.58         Certificate of Designation - (Preferred Shares)
10.59         Debenture Amendment Agreement
10.60         Preferred Share Letter Agreements UBA
10.61         Preferred Share Letter Agreements Sheridan Westgarde
10.62         Preferred Share Letter Agreements Lonnie Hayward
10.63         Default Notice and Default Cancellation Agreement

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

-------------------------

(1) Previously filed with the Commission on August 16 th , 1999 as part of Aquatic Cellulose International Corp.'s Registration Statement (File N0.000-27063) on Form 10SB12G and incorporated by reference herein.
(2) Previously filed with the Commission on August 21 st , 2000 as part of Aquatic Cellulose International Corp.'s Registration (File
              NO: 333-44184) on Form SB-2 filed on August 21 st , 2000 and incorporated by reference herein.
(3) Previously filed with the Commission on February 2 , 2007 as part of Aquatic Cellulose International Corp.'s Quarterly Report on Form 10-QSB/A for the period ended February 29, 2004, and incorporated by reference herein.
(4) Previously filed with the Commission on February 5 , 2007 as part of Aquatic Cellulose International Corp.'s Quarterly Report on Form 10-QSB for the period ended November 30, 2005, and incorporated by reference herein.
(5) Previously filed with the Commission on February 16 , 2007 as part of Aquatic Cellulose International Corp.'s Annual Report on Form 10-KSB/A for the year ended May 31, 2004, and incorporated by reference herein.
(6) Previously filed with the Commission on February 16 , 2007 as part of Aquatic Cellulose International Corp.'s Quarterly Report on Form 10-QSB/A for the period ended August 31, 2004, and incorporated by reference herein.
(7) Previously filed with the Commission on February 21 , 2007 as part of Aquatic Cellulose International Corp.'s Quarterly Report on Form 10-QSB for the period ended February 28, 2006, and incorporated by reference herein.
(8) Previously filed with the Commission on February 26, 2007 as part of Aquatic Cellulose International Corp.'s Quarterly Report on Form 10-QSB/A for the period ended November 30, 2004, and incorporated by reference herein.
(9) Previously filed with the Commission on February 26, 2007 as part of Aquatic Cellulose International Corp.'s Quarterly Report on Form 10-QSB/A for the period ended February 28, 2005, and incorporated by reference herein.
(10) Previously filed with the Commission on February 26, 2007 as part of Aquatic Cellulose International Corp.'s Quarterly Report on Form 10-QSB/A for the period ended August 31, 2005, and incorporated by reference herein.
(11) Previously filed with the Commission on March 13, 2007 as part of Aquatic Cellulose International Corp.'s Report on Form 8-K, and incorporated by reference herein.

(12) Previously filed with the Commission on April 17, 2007 as part of Aquatic Cellulose International Corp.'s Annual Report on Form 10-KSB/A for the year ended May 31, 2006, and incorporated by reference herein.
(13) Previously filed with the Commission on May 25, 2007 as part of Aquatic Cellulose International Corp.'s Quarterly Report on Form 10-QSB for the period ended November 30, 2006, and incorporated by reference herein.
(14) Previously filed with the Commission on June 14, 2007 as part of Aquatic Cellulose International Corp.'s PRER 14C Information Statement, and incorporated by reference herein.


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

         The Company restated its audited May 31, 2005 financials to record its derivative and warrant liabilities associated with convertible debentures, as well as, record the accretion expenses related thereto. Additionally, such restatements to the Company's May 31, 2005 audited financial statements also required us to make similar material modifications and to restate our unaudited financial statements for the three months ended August 31, 2005, the three and six months ended November 30, 2005, and the three and nine months ended February 28, 2006. All of the modifications and adjustments to the Company's audited May 31, 2005 financial statements and the Company's unaudited August 31, 2005, November 30, 2005 and February 28, 2006 financial statements have been described in detail in the footnotes to the restated financials appearing in the Company's Form 10-KSB/A for the fiscal year ended May 31, 2006 filed with the Commission on April 17, 2007.

5. Form 8- K dated March 13, 2007 reported that on March 9, 2007, the Company management discovered that certain agreements, that are required to be filed in accord with Item 601 of Regulation S-B, were not filed as exhibits to the Company's amended August 31, 2005 quarterly report on Form 10-QSB/A and the Company's November 30, 2005, quarterly report on Form 10-QSB. These agreements are summarized as follows;

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

Both of these debenture amendment agreements have been combined into one document and filed herein as exhibit to this filing. All of the Company's related financial statements, as filed with the Commission, have taken in account adjustments, as necessary, due to these agreements.

6. Form 8- K dated April 24, 2007, announcing a change in control of the registrant, reported that on April 20, 2007, the Company issued one million three hundred fifty thousand (1,350,000) shares of the Company's authorized Series A Convertible Preferred Shares to Sheridan B. Westgarde, and one million three hundred fifty thousand (1,350,000) shares of the Company's authorized Series A Convertible Preferred Shares to Lonnie Hayward. Pursuant to the Certificate of Designation, each share of Series A Convertible Preferred Stock shall be convertible into sixty-one (61) shares of Common Stock. The Common Stock into which the Series A Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock of the Company, and none of the rights of the Preferred Stock. Additionally, the Series A Preferred Stock shall have one thousand (1000) votes for every share, and shall vote together as one class with the Common Stock. As a result, the current capitalization of the company consists of (i) 100,000,000 shares of Common Stock, each entitled to one vote per share; and (ii) 2,700,000 shares of Series A Convertible Preferred Shares, each entitled to 1000 votes per share. Accordingly, together with Mr. Westgarde's 950,000 shares of Common Stock that were previously held, these two shareholders are entitled to 2,700,950,000 of 2,800,000,0000 total possible votes, or approximately 96.46% of the total voting power of the Company (See Notes To Consolidated Financial Statements -
Note 13)

7. Form 8- K dated May 31, 2007, reported that effective December 20, 2003, Mr. Shane Kerpan resigned from the Board of Directors ("Board") of Aquatic Cellulose International Corporation (the "Company"). To the knowledge of the Board and executive officers of the Company, Mr. Kerpan did not resign because of any disagreement with the Company on any matter related to the Company's operations, policies or practices.

Effective February 24, 2004, Mr. Claus Wagner-Bartak resigned from the Board. To the knowledge of the Board and executive officers of the Company, Mr. Wagner-Bartak did not resign because of any disagreement with the Company on any matter related to the Company's operations, policies or practices.

On May 2, 2007, Mr. Lonnie Hayward was appointed as a member of the Board to fill the vacancy left by Mr. Kerpan. This action was performed without a vote of the Company's security holders as provided for in the Company's Articles of Incorporation and By-laws when such an appointment is to fill a vacancy left by prior resignations. Mr. Hayward will also serve as Vice President of the Company.

Mr. Hayward is 38 years old and has served as a key consultant to the Company since 2004. Mr. Hayward has worked with the Company to find various oil and gas opportunities, ranging from production to drilling prospects, and had worked to bring various forms of financing to the Company. Prior to joining the Company, from 2002 to 2004, Mr. Hayward was a director for Inouye Technologies, Inc. ("Inouye"), a small producer of Powerline products in Canada. In that role, he assisted with financing and getting Inouye listed on the CNQ exchange. From 1993 to 2002, Mr. Hayward worked for AAA International ("AAA"), an international law center Mr. Hayward founded in 1993. During his time at AAA, Mr. Hayward consulted with many large international firms, assisting them with collection and legal procedures, and credit granting policies.

No transactions have occurred in the last two years to which the Company was a party in which Mr. Hayward had or is to have a direct or indirect material interest. Mr. Hayward does not have an employment agreement with the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1)  AUDIT FEES & AUDIT-RELATED FEES

During fiscal year 2006, the Company incurred a total of $42,734 that was directly associated with the preparation of annual audit reports and quarterly reports and related fees.

During fiscal year 2007, the Company incurred a total of $40,815 that was directly associated with the preparation of annual audit reports and quarterly reports and related fees.

2) TAX FEES

During fiscal year 2005, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2006, there was $4,000 in fees billed associated with the preparation of tax filings.

During fiscal year 2007, there were no fees billed associated with the preparation of tax filings.

3) ALL OTHER FEES

During fiscal year 2005, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2006, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2007, there were no other fees billed by the Company's principal accountant for services other than those reported for audit and audit related fees.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

The Company now has two members of the Board of Directors, Mr. Sheridan Westgarde, our Chairman and CEO, and Mr. Lonnie Hayward who was appointed May 2, 2007. While this is an increase in the representation on our Board we as yet do not have sufficient members to appoint an audit committee at this time.

PERCENTAGE OF HOURS EXPENDED

The amount of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50%.

                                AQUATIC CELLULOSE
                               INTERNATIONAL CORP.
                        May 31, 2006 and 2005 (Restated)


                                                                                                         Page
                                                                                                   --------------
                      INDEX TO AUDITED FINANCIAL STATEMENTS


Independent Auditors' Report                                                                                 F-2

Consolidated Balance Sheet as of May 31, 2007                                                                F-3

Consolidated Statements of Operations for the years ended May 31, 2007 and 2006                              F-4

Consolidated Statements of Comprehensive Loss for the years ended May 31, 2007 and 2006                      F-5

Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2007 and 2006                   F-6

Consolidated Statements of Cash Flows for the years ended May 31, 2007 and 2006                              F-7

Notes to Consolidated Financial Statements                                                                   F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Aquatic Cellulose International Corp.
Salmon Arm, B.C.
CANADA


We have audited the accompanying consolidated balance sheet of Aquatic Cellulose International Corp. and Subsidiary ("the Company") as of May 31, 2007, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended May 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aquatic Cellulose International Corp. and Subsidiary as of May 31, 2007, and the results of their operations and their cash flows for the years ended May 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated positive cash flows from operations and has an accumulated deficit at May 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ PETERSON SULLIVAN PLLC


Seattle, Washington
October 22, 2007

                                      AQUATIC CELLULOSE INTERNATIONAL CORP


                                                CONSOLIDATED BALANCE SHEET
==========================================================================

                                                                 31-MAY-07
--------------------------------------------------------------------------

ASSETS

Current Assets
    Cash                                                      $     42,737
    Accounts Receivable                                                214
                                                              ------------
    Total Current Assets                                            42,951
Property and equipment, net                                          7,115
Investment in Hamill lease                                         745,806
Investment in Brookshire lease                                     105,758
Advance on equipment purchase                                      100,000
Intangible assets                                                   50,000
--------------------------------------------------------------------------
    Total Assets                                              $  1,051,630
==========================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                          $     73,075
    Accrued expenses                                             1,342,445
    Amounts due to related parties                                 148,996
    Convertible debentures                                       1,930,800
    Derivitive liability                                        14,969,891
    Warrant liability                                               34,455
    Notes payable                                                  176,717
--------------------------------------------------------------------------
      Total current liabilities                                 18,676,379
--------------------------------------------------------------------------

Stockholders' Deficit
    Preferred stock, $0.001 par value per share
      10,000,000 shares authorized. 3,783,390 shares
      issued and outstanding.                                        3,783
    Common stock, $0.001 par value, 100,000,000
         shares authorized, 100,000,000 shares issued and
        outstanding.                                               100,000
    Additional paid in capital                                   5,915,330
    Accumulated deficit                                        (23,598,452)
    Foreign currency translation                                   (45,410)
--------------------------------------------------------------------------
      Total stockholders' deficit                              (17,624,749)
--------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                   $  1,051,630
==========================================================================


                                                   See accompanying notes.

                                                     AQUATIC CELLULOSE INTERNATIONAL CORP


                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------

                                                                  FOR THE YEARS ENDED
                                                             MAY 31, 2007      MAY 31, 2006
-------------------------------------------------------------------------------------------

Equity in earnings of lease                                $     250,224            457,243


Operating expenses
      Selling, general and administrative                        510,487            307,727
      Financing fees                                              32,500             60,855
      Depreciation and depletion                                 278,273            223,652
-------------------------------------------------------------------------------------------
           Total operating expenses                              821,260            592,234
-------------------------------------------------------------------------------------------

Loss from operations                                            (571,036)          (134,991)
-------------------------------------------------------------------------------------------

Other income (expense)
      Interest expense                                          (334,499)          (346,968)
      Interest expense related to convertible debt            (8,179,060)        (5,029,517)
      Gain from settlement of debt                               264,754            108,755
      Gain from settlement of investment in Wharton 3D                              256,218
      Gain from sale of Interest - Prado                         255,157             40,000
      Other income                                                 3,095
-------------------------------------------------------------------------------------------

Total other income (expense)                                  (7,990,553)        (4,971,512)
============================================================================================


Net loss                                                   $  (8,561,589)     $  (5,106,503)
                                                                              =============

Weighted Average Common Shares Outstanding                   100,000,000        100,000,000
                                                                              =============

Loss Per Common Share (Basic and fully diluted)            $       (0.09)     $       (0.05)
                                                                              =============

                                                                    See accompanying notes.


                                        AQUATIC CELLULOSE INTERNATIONAL CORP


                               Consolidated Statements of Comprehensive Loss

----------------------------------------------------------------------------
                                              For the Years Ended
                                      May 31, 2007             May 31, 2006
----------------------------------------------------------------------------


Net loss                              $ (8,561,589)            $ (5,106,503)

Foreign currency translation                  (593)                    198
----------------------------------------------------------------------------

Comprehensive loss                    $ (8,562,182)            $ (5,106,305)
----------------------------------------------------------------------------

                                                         See accompanying notes.

                                                                                               AQUATIC CELLULOSE INTERNATIONAL CORP



                                                                                    Consolidated Statement of Stockholders' Deficit



                                                                                                        Preferred     Preferred
                                                                                                          Stock         Stock
  ---------------------------------------------------------------------------------------------------------------------------------
  Balance at May 31, 2005, as previously
  reported

  Restatement of convertible debt liabilities
  Balance at May 31, 2005, as restated

  Return of stock for purchase of equipment
  Issued to officer for compensation
  Foreign currency translation adjustment
  Net loss
  ---------------------------------------------------------------------------------------------------------------------------------
  Balance at May 31, 2006
  =================================================================================================================================

  For Year 2006 Activities
  ------------------------

  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007                    1,350,000  $       1,350
  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007                    1,350,000          1,350
  Issued of preferred stock for debt settlement, at $0.001 per share, April 20, 2007                       446,349            446
  Issued of preferred stock for debt settlement and compensation, at $0.001 per share, April 20, 2007      215,351            215
  Issued of preferred stock for settlement of note payable, at $0.001 per share, April 20, 2007            421,690            422
  Foreign currency translation adjustment
  Net loss
  ---------------------------------------------------------------------------------------------------------------------------------

  Balance at May 31, 2007                                                                                3,783,390  $       3,783
  =================================================================================================================================



[table continued]


                                                                                             AQUATIC CELLULOSE INTERNATIONAL CORP



                                                                                  Consolidated Statement of Stockholders' Deficit



                                                                                                       Common           Common
                                                                                                        Stock            Stock
  --------------------------------------------------------------------------------------------------------------------------------
  Balance at May 31, 2005, as previously
  reported                                                                                            100,000,000  $     100,000

  Restatement of convertible debt liabilities
  Balance at May 31, 2005, as restated                                                                100,000,000        100,000

  Return of stock for purchase of equipment                                                            (2,500,000)        (2,500)
  Issued to officer for compensation                                                                    2,500,000          2,500
  Foreign currency translation adjustment
  Net loss
  --------------------------------------------------------------------------------------------------------------------------------
  Balance at May 31, 2006                                                                             100,000,000        100,000
  ================================================================================================================================

  For Year 2006 Activities
  ------------------------
  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007
  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007
  Issued of preferred stock for debt settlement, at $0.001 per share, April 20, 2007
  Issued of preferred stock for debt settlement and compensation, at $0.001 per share, April 20, 2007
  Issued of preferred stock for settlement of note payable, at $0.001 per share, April 20, 2007
  Foreign currency translation adjustment
  Net loss
  --------------------------------------------------------------------------------------------------------------------------------

  Balance at May 31, 2007                                                                              100,000,000  $     100,000
  ================================================================================================================================


[table continued]

                                                                                                AQUATIC CELLULOSE INTERNATIONAL CORP



                                                                                     Consolidated Statement of Stockholders' Deficit


                                                                                                           Paid
                                                                                                            In          Advance on
                                                                                                          Capital          Deposit
  ----------------------------------------------------------------------------------------------------------------------------------

  Balance at May 31, 2005, as previously
  reported                                                                                            $   7,389,493  $    (125,000)

  Restatement of convertible debt liabilities                                                            (1,904,802)
  Balance at May 31, 2005, as restated                                                                    5,484,691       (125,000)

  Return of stock for purchase of equipment                                                                (122,500)       125,000
  Issued to officer for compensation                                                                          1,250
  Foreign currency translation adjustment
  Net loss
  ----------------------------------------------------------------------------------------------------------------------------------
  Balance at May 31, 2006                                                                                 5,363,441             --
  ==================================================================================================================================

  For Year 2006 Activities
  ------------------------
  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007                        28,350
  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007                        28,350
  Issued of preferred stock for debt settlement, at $0.001 per share, April 20, 2007                        183,862
  Issued of preferred stock for debt settlement and compensation, at $0.001 per share, April 20, 2007        85,386
  Issued of preferred stock for settlement of note payable, at $0.001 per share, April 20, 2007             225,941
  Foreign currency translation adjustment
  Net loss
  ----------------------------------------------------------------------------------------------------------------------------------

  Balance at May 31, 2007                                                                             $   5,915,330             --
  ==================================================================================================================================


[table continued]



                                                                                                AQUATIC CELLULOSE INTERNATIONAL CORP



                                                                                     Consolidated Statement of Stockholders' Deficit


                                                                                                          Foreign
                                                                                                          Currency   Accumulated
                                                                                                         Translation    Deficit
  ----------------------------------------------------------------------------------------------------------------------------------
  Balance at May 31, 2005, as previously
  reported                                                                                           $     (45,015)    (9,330,518)

  Restatement of convertible debt liabilities                                                                            (599,842)
  Balance at May 31, 2005, as restated                                                                     (45,015)    (9,930,360)

  Return of stock for purchase of equipment
  Issued to officer for compensation
  Foreign currency translation adjustment                                                                      198
  Net loss                                                                                                             (5,106,503)
  ----------------------------------------------------------------------------------------------------------------------------------
  Balance at May 31, 2006                                                                                  (44,817)   (15,036,863)
  ==================================================================================================================================

  For Year 2006 Activities
  ------------------------
  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007
  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007
  Issued of preferred stock for debt settlement, at $0.001 per share, April 20, 2007
  Issued of preferred stock for debt settlement and compensation, at $0.001 per share, April 20, 2007
  Issued of preferred stock for settlement of note payable, at $0.001 per share, April 20, 2007
  Foreign currency translation adjustment                                                                    (593)
  Net loss                                                                                                              (8,561,589)
  ----------------------------------------------------------------------------------------------------------------------------------

  Balance at May 31, 2007                                                                            ($     45,410)  ($ 23,598,452)
  ==================================================================================================================================

[table continued]

                                                                             AQUATIC CELLULOSE INTERNATIONAL CORP



                                                                   Consolidated Statement of Stockholders' Deficit


                                                                                                         Total
                                                                                                      Stockholders'
                                                                                                          Deficit
  ----------------------------------------------------------------------------------------------------------------
  Balance at May 31, 2005, as previously
  reported                                                                                          $  (2,011,040)

  Restatement of convertible debt liabilities                                                          (2,504,644)
  Balance at May 31, 2005, as restated                                                                 (4,515,684)

  Return of stock for purchase of equipment                                                                   --
  Issued to officer for compensation                                                                         3,750
  Foreign currency translation adjustment                                                                      198
  Net loss                                                                                              (5,106,503)
  -----------------------------------------------------------------------------------------------------------------
  Balance at May 31, 2006                                                                               (9,618,239)
  =================================================================================================================

  For Year 2006 Activities
  ------------------------
  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007                       29,700
  Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007                       29,700
  Issued of preferred stock for debt settlement, at $0.001 per share, April 20, 2007                       184,308
  Issued of preferred stock for debt settlement and compensation, at $0.001 per share, April 20, 200        85,601
  Issued of preferred stock for settlement of note payable, at $0.001 per share, April 20, 2007            226,363
  Foreign currency translation adjustment                                                                    (593)
  Net loss                                                                                             (8,561,589)
  ----------------------------------------------------------------------------------------------------------------

  Balance at May 31, 2007                                                                           ($ 17,624,749)
  ================================================================================================================

                                                                                            See accompanying notes.

                                                               AQUATIC CELLULOSE INTERNATIONAL CORP


                                                              Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------
                                                                          FOR THE YEARS ENDED
                                                                    MAY 31, 2007     MAY 31, 2006
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                        $(8,561,589)     $(5,106,503)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
      Depreciation and depletion                                        278,309          223,652
      Amortization of defered financing costs                                             60,855
      Accretion of convertible debt discount                             31,680          637,498
      Common stock issued for Officer compensation                                         3,750
      Undistributed equity in losses (earnings) of leases                29,298          (80,709)
      Gain on settlement of investment in Wharton 3D                   (256,218)
      Gain on write off and settlement of liabilities                  (264,754)        (108,755)
      Gain on sale of investment of Prado                              (255,157)         (40,000)
      Issuance of Preferred Shares to Officers for compensation          85,811
Change in operating assets and liabilities
      Accounts receivable                                                  (214)
      Change in derivative liability                                  8,131,154        4,379,532
      Change in warrant liability                                        16,226           12,487
      Due to related parties                                            100,450
      Accounts payable and accrued expenses                             247,176          531,372
------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities              (161,610)         256,961
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of interest in Brookshire lease                                            (19,930)
    Reimbursement of partial investment in Brookshire lease                               9,315
    Proceeds from sale of Prado                                         300,000
    Additional investment in Hamill lease                              (114,540)        (439,510)
    Additional investment in Brookshire lease                                            (95,143)
    Acquisition of patent                                               (50,000)
    Acquisition of equipment                                             (6,417)             (22)
    Proceeds from sale of Titan Consolidated Inc. common stock                           318,718
    Payments on settlement of investment in Wharton 3D                                  (100,000)
------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities               129,043         (326,572)
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from the issuance of notes payable                         235,000          295,073
    Payments on notes payable                                          (160,463)         (59,611)
    Unpaid fees and expenses due to stockholders                                          31,624
    Payments on related party debt                                      (82,457)        (196,970)
------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                (7,920)          70,116
------------------------------------------------------------------------------------------------

    Effect of foreign currency exchange rate on cash balance               (593)             198
------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                         (41,080)             703

Cash at beginning of period                                              83,817           83,114
------------------------------------------------------------------------------------------------
Cash at end of period                                               $    42,737      $    83,817
================================================================================================

                                                                         See accompanying notes.


                                                                                          AQUATIC CELLULOSE INTERNATIONAL CORP


                                                                                Consolidated Statements of Cash Flows, continued
--------------------------------------------------------------------------------------------------------------------------------




                                                                                                          FOR THE YEARS ENDED
                                                                                                     MAY 31, 2007   MAY 31, 2006


     SUPPLEMENTARY INFORMATION

     DURING THE FISCAL YEAR ENDED MAY 31, 2007, THE COMPANY ENTERED INTO THE
     FOLLOWING NON-CASH TRANSACTIONS:

     Issued 2,749,210 Series A Preferred Shares for Director/Officer compensation                       $ 85,811       _______
     Issued 612,500 Series A Preferred Shares for Amounts Due to Related Parties                        $243,498       _______
     Issued 421,690 Series A Preferred Shares canceling a notes payables                                $226,363       _______


     DURING THE FISCAL YEAR ENDED MAY 31, 2006, THE COMPANY ENTERED INTO THE
     FOLLOWING NON-CASH TRANSACTIONS:

     Issued 3,500,000 Titan Consolidated Inc. common shares in exchange for debt                        ________      $ 37,500
     Cancellation of 2,500,000 common shares related to cancellation of equipment purchase              ________      $125,000
     Issuance of 2,500,000 common shares to officer for compensation                                    ________      $  3,750


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

During July 2004, the Company completed an acquisition of a 50 percent ownership position and a 45 percent net revenue interest of an approximately 1,400-acre lease in the Prado Oil Field ("Prado"), located in Jim Hogg County, Texas. The Company's 50 percent portion of the acquisition cost was $70,000. (See Notes 6)

Effective January 1, 2005, the exclusive, optional, "New Project and Exploration Drilling Participation' agreement with Century was modified, whereby the Company purchased the option to participate on two specific projects of interest to the Company for a 7.5 percent ownership stake in the Company. Under the revised agreement the Company has an exclusive right, but not the obligation, to participate with Century, by acquiring working interests in two projects. The first of these projects was a fifty percent (50%) working interest participation in the drilling of the initial test well on oil and gas leases comprising the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area) (See Note 7). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well. The second of these projects is a seventy-five percent (75%) working interest in up to two (2) new drilling (exploration or development drilling) prospects in Wharton or Jackson Counties, Texas developed by Century under the Viking International 3D Agreement. New Century has since provided the Company with written authorization to deal directly with the Viking 3D people in determining the Company's interest in pursuing this project and other drilling projects controlled by Viking without any involvement by New Century.


BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant intercompany balances and transactions have been eliminated.


BUSINESS OPERATIONS

As of May 31, 2007, the Company operated primarily in the United States, although its corporate office is in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each company is as follows:

ACL provides management services to AQCI and its working interests in the Hamill, and Brookshire properties (See Notes 5, and 7).

In the past ACL has worked closely with a manufacturer on the construction of an aquatic manipulator system now known as TigeroLynk(TM). In October of 2006 the Company completed an agreement that resulted in the Company purchasing all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts (See Note 4). ACL now provides management services to AQCI and its interests in TigeroLynk(TM).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company has experienced recurring losses, has a working capital deficiency of $18,633,428 and an accumulated deficit of $23,598,452 as of May 31, 2007. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company's investment will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See Note 16). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

The Company currently has no operating activities other than its working interests in oil and gas producing properties (Notes 5, 6, and 7). The Company recognizes revenue from its investments in oil and gas properties on the accrual basis in proportion to its ownership interest. Net revenues include revenue from oil and gas sales less direct lease operating expenses. Lease operating expenses include monthly obligations to monitor and maintain production, including monitoring personnel, electricity and sales equipment rental fees.

The Company records estimated amounts of natural gas revenue based on volumetric calculations under its natural gas sales contract.

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

LONG-LIVED ASSETS

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements' estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the fiscal years ended May 31, 2007 and 2006, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the fiscal years ended May 31, 2007 and 2006, no impairments have been recorded on unproved properties.

INVESTMENT IN HAMILL, PRADO AND BROOKSHIRE LEASES

The Company accounts for its investments in the Hamill, Prado and Brookshire leases at cost initially, and the cost is adjusted for the Company's net revenue interest in the respective leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the respective leases.

The Company depletes the acquisition cost of the respective lease using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves (See
Note 18). In the case of the Brookshire lease where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the property (See Note 7).

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

Since the Company did not issue stock options to employees during the fiscal year ended May 31, 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period.

As of May 31, 2007 and 2006, the effect of all outstanding warrants would be anti-dilutive due to the Company's net losses. No adjustments were made to reported net loss in the computation of EPS.

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

COMPREHENSIVE INCOME

The Company has determined that the Company's net loss and foreign currency translation adjustments were the only components of its comprehensive income as of May 31, 2007 and 2006, respectively.

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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. At May 31, 2007, the estimated fair value of the Company's derivative liability was $14,969,891, as well as a warrant liability of $34,455. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company's commons stock to determine estimated fair value of the derivative liability. In valuing the debt features at May 31, 2007, the Company used the closing price of $0.033 and the respective conversion and exercise prices for the warrants. For the fiscal year ended May 31, 2007, there was an increase in the market value of the Company's common stock from $0.016 at May 31, 2006 to $0.033 at May 31, 2007.

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

ESTIMATES

The preparations of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period presented. Actual results could differ from those estimates.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at May 31, 2007:

                                               2007

          Computer equipment                 $ 5,769
          Furniture and equipment             10,231
          Leasehold improvements               4,853
                                             -------
                                              20,853
          Less: accumulated depreciation      13,738
                                             -------
                                             $ 7,115
                                             =======

Depreciation expense was $1,466 and $408 for the fiscal years ended May 31, 2007 and 2006, respectively.


NOTE 4 - ADVANCE ON EQUIPMENT PURCHASES AND SETTLEMENT OF DEBT

The Company has an advance of $100,000 put towards the purchase of one TigeroLynk machine, at a total expected cost of $750,000. While the contract with the original contractor has terminated, the Company has the mechanical arm and assembly, representing a significant portion of the machine construction, stored at Beaver Manufacturing Ltd, in Kamloops, British Columbia, Canada. The Company has since acquired all patents and associated blueprints and drawings with the intention of completing the construction and eventual marketing of the technology (See below).

In addition to the 100,000 on deposit for the TigeroLynk equipment, the Company has, since the period ended November 30, 2005, been in negotiations on a settlement agreement with Gary Ackles regarding amounts owed Ackles. As of the period ended August 31, 2006, the Company had on deposit with Ackles a 25,000 payment and additional deposits aggregating to $196,970.

In October of 2006 the Company closed the final settlement agreement with Gary Ackles, the Company's former CEO. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept the $25,000, on deposit with him, as payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The payment to Ackles was the $196,970 that was also on deposit with him, as well as an additional payment of $40,000 on the deal closing date. The purchase of the TigeroLynk(TM) technology involved the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue 5 percent of its issued and outstanding stock to Ackles, as incentive to completing the settlement agreement, pending the completion of the process to increase the authorized shares.

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

The consolidated financial statements for the fiscal year-ended May 31, 2007, include an intangible asset of $50,000 for the US and Canadian patents and associated blueprints and drawings.

NOTE 5 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following for fiscal year ended May 31, 2007:


          Balance at beginning of fiscal year             $ 932,305
          Additional investment                             114,538
          Proportionate equity in natural gas revenue       326,862
          Receipt of earnings in Hamill lease              (351,085)
          Depletion of investment cost                     (276,814)
                                                          ---------
                                                          $ 745,806
                                                          =========

The Hamill lease represents a significant equity investment of the Company. The following table presents the total revenue, expenses and net income for the Hamill lease, as well as the Company's proportionate share.

FOR THE YEARS ENDED ENDED                           MAY 31, 2007                         MAY 31, 2006
                                                     LEASE TOTAL          AQCI %          LEASE TOTAL         AQCI %
---------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUE                                            $2,042,894           $326,862        $3,336,350          $533,816
TOTAL LEASE OPERATING EXPENSES                             $381,565            $76,638          $396,405           $79,281
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $1,661,329           $250,224        $2,939,945          $454,535



On September 18, 2006 the Company paid to New Century its 20 percent pro-rata share, totaling $68,634.30 for 1,610 acres State of Texas oil and gas leases in the offshore area of Matagorda County, Texas. Four new leases totaling 1,610 acres have been acquired by the Company, and this acreage is contiguous with the Company's onshore Sargent South Field acreage. The new leases are subject to the Company's Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011.

During March 2007, the Company executed a Partial Assignment of Oil and Gas Lease and Bill of Sale, whereby the Company conveyed to the Company's working interest partner, Century Resources Inc., all of the Company's rights title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition the Company assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers 19 and 1-R. In return, Century repaid the Company all deposits made toward the Hamill 1-R work over and released the Company of all prior commitments made regarding that well.

NOTE 6 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following for fiscal year ended May 31, 2007:

       Balance at beginning of fiscal year                           $  49,918
       Uncollectible accounts receivable in disposition of asset        (5,075)
       Sale of all working interest to New Century                    (300,000)
       Gain on Disposition of Asset                                    255,157
                                                                     ---------
                                                                     $       0
                                                                     =========

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

NOTE 7 - INVESTMENT IN BROOKSHIRE LEASE

The investment in Brookshire lease consists of the following for fiscal year ended May 31, 2007:


     Initial investment in Brookshire lease (See Notes 1 and 10)     $  19,930

     Additional investment (See Note 10)                                95,143

     Reimbursement of drilling costs                                    (9,315)
                                                                     ---------

                                                                     $ 105,758
                                                                     =========

NOTE 8 - AMOUNTS DUE TO RELATED PARTIES


Amounts due to related parties consist of the following at May 31, 2007:



          Unpaid license agreement between Legacy

             Systems and Company  (See Note 4)                   80,000

          Unpaid consulting fees due to Sheridan Westgarde

             (See Note 14)                                        3,000

          Unpaid consulting fees to Harvey Smith

                                                                 19,000

          Unpaid consulting fees to Lonnie Hayward

              (See Note 14)                                       2,996

          Funds borrowed from Legacy Systems


               (See Note 14)                                     44,000
                                                               --------

                                                               $148,996
                                                               ========


All amounts due to related parties are non-interest bearing and payable on demand.

Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, pending the increase in the Company's authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan.

NOTE 9 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures aggregating $780,800 are payable and bear interest at 12 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. These debentures are convertible, at the investors' sole option, into common shares at the lesser of $0.078 per share (fixed conversion price) or 75 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

During March 2004 and August 2004, the Company issued a $900,000 and $250,000, respectively, of convertible notes and warrants. Convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. These debentures are convertible, at the investors' sole option, into common shares at the lesser of $0.004 per share (fixed conversion price) or 75 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

On April 29, 2007, the Company and the investors agreed to increase the discount percentage on the notes from 70% to 75%. If, at any time, the Company issues or sells any shares of common stock for no or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price will be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9 percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the fiscal years ended May 31, 2007 and 2006, the Company accreted $31,680 and $637,498, respectively, of debt discount related to the notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

                                                                          Initial
                                   Number of          Value at           Volatility
  Date of Warrants Issued          Warrants           Issuance             Factor
-----------------------------    --------------    ----------------    ---------------
March 22, 2004                         900,000     $        3,585             254  %
August 6, 2004                         250,000     $          552             254  %


These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at May 31, 2007, the Company used the closing price of $0.033, the respective exercise price, the remaining term on each warrant, and a volatility of 124%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the fiscal year ended May 31, 2006, the warrant derivative liability had increased to a value of $18,229, due in part to an increase in the market value of the Company's common stock to $0.016 from $0.005 at May 31, 2005, which resulted in an "Other Expense" item of $12,487 for the fiscal year ended May 31, 2006. For the fiscal year ended May 31, 2007, the warrant derivative liability had increased to a value of $34,455, due in part to an increase in the market value of the Company's common stock to $0.033 from $0.016 at May 31, 2006, which resulted in an "Other Expense" item of $16,226 for the fiscal year ended May 31, 2007. The Company used a closing price of $0.033 the respective exercise prices, remaining time till maturity and a 124% volatility factor.

The recorded value of such warrants can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the warrants, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

Debt Features
--------------

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


                          Amount of       Debt Features           Initial
       Date of Note         Notes       Value at Issuance      Carrying Value
--------------------    -------------   -----------------    -----------------
May 31, 2003            $    780,800    $       1,281,362     $              -
March 22, 2004          $    900,000    $         768,413     $        128,002
August 6, 2004          $    250,000    $         209,989     $         39,459

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at May 31, 2007, the Company used the closing price of $0.033 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 124%. For the fiscal year ended May 31, 2006, due in part to an increase in the market value of the Company's common stock to $0.016 from $0.005 at May 31, 2005, the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features of approximately $4,379,532. At May 31, 2006, the estimated fair value of the debt features was approximately $6,838,737. For the fiscal year ended May 31, 2007, the estimated value of the debt features increased to $14,969,891, thus the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $8,131,154 for the fiscal year ended May 31, 2007.

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

For the fiscal years ended May 31, 2007 and 2006, the Company recorded Other Expense of $8,179,060 and $5,029,517, respectively, related to the derivative features of the convertible debt, as shown in the following chart:

   INTEREST EXPENSE RELATED TO CONVERTIBLE DEBT           May 31, 2007    May 31, 2006
   -----------------------------------------------------------------------------------
        2003 and 2004 Derivative Liability                $(8,131,154)     $(4,379,532)
        2003 and 2004 Warrant Liability                       (16,226)         (12,487)
        Accretion of 2003 convertible debt                         (1)        (271,245)
        Accretion of 2004 convertible debt                    (31,679)        (366,253)
   -----------------------------------------------------------------------------------
   Total Interest Expense related to Convertible Debt      (8,179,060)      (5,029,517)
   ===================================================================================

The balance of the carrying value of the convertible debt as of May 31, 2007 is:



          $1,899,120     May 31, 2006 value
              31,680     accretion of convertible debt
          ----------
          $1,930,800     May 31, 2007 carrying value of debt


The balance of the carrying value of the derivative liability as of May 31, 2007 is:


          $ 6,838,737     May 31, 2006 value of derivative liability
            1,008,246     increase in values of 2003 derivative liability
            7,122,908     increase in values of 2004 derivative liability
          -----------
          $14,969,891     May 31, 2007 value of derivative liability

The balance of the carrying value of the warrant liability as of May 31, 2007 is:

          $18,229     May 31, 2006 value of warrant liability
                0     expense, increase in values of 2003 warrant liability
           16,226     expense, increase in values of 2004 warrant liability
          -------
          $34,455     May 31, 2007 value of warrant liability

In connection with these convertible debentures, the Company had $1,272,640 of accrued interest at May 31, 2007 which is included in accrued expenses in these consolidated financial statements.

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

NOTE 10 - NOTES PAYABLE

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending increase in the Company's authorized shares (See Note 16). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company.

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares pending the Company increasing its authorized shares. The note is convertible into 200,000 shares of the Company's common stock. During July 2004, the Company received an additional short-term loan in the amount of approximately $8,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership interest in the Prado field lease. The Company agreed to repay the $8,000 once funding became available and agreed to pay interest at 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the investor declined the repayment in favor of re-investing his principal and 20 percent proceeds with the Company. Thus, the total aggregate of the loan is $36,791 and is included in notes payable in these consolidated financial statements.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to UBA. The stock is issued as full settlement of the amount owed to UBA, principle plus interest as of March 31, 2007, of $226,363 that was previously recorded in the Company's notes payable (See Note
14).

On June 1, 2005, 47,300,000 share certificates of Titan Oil and Gas (formerly Titan Consolidated Inc. and herein referred to as "Titan"), were received by the Company. Titan represented that the shares were valued, and the Company agreed, at $460,000. These shares were issued to the Company as consideration for a 40 percent working interest in the Company's Prado field interest (See Note 6). An agreement was also reached with Titan, whereby the Prado field property interest would be switched to a different property interest that the Company may elect to participate on in the future, the Wharton 3D project. During the three-month period ended November 30, 2005, the Company anticipated utilizing these funds for the Wharton 3D project. During the fiscal year ended May 31, 2006, the Company sold Titan shares to third parties for $286,715 in cash, exchanged 7.3 million Titan shares with Gary Ackles, the Company's former CEO, for a $32,000 increase in the amount on deposit with Ackles and with respect to the ongoing negotiation to settle all amounts owed to Ackles and exchanged $37,500 in Company debt for approximately 3,500,000 shares of Titan common stock. During November 2005, Titan notified the Company that it was no longer interested in acquiring a 40 percent interest in the Wharton 3D project (switched from the Prado lease), and decided to terminate their agreement with the Company. On December 1, 2005, Titan signed an agreement to accept $100,000 in cash as full remuneration of their initial investment in Wharton 3D (switched from Prado). As of February 28, 2006, the Company had paid the settlement amount to Titan in full and Titan has acknowledged that they no longer have any claim or rights to the Company's Wharton 3D or Prado field interest. During the fiscal year ended May 31, 2006, the Company recorded a $255,157 gain on settlement of Wharton 3D project. (See Note 1)

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principle balance owing of $19,926 as at May 31, 2007, is included in notes payable.

During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000 (See Note 14).

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued following the increase in the Company's authorized shares and change the Company name.

NOTE 11 - INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the fiscal years ended May 31:

                                    2007        2006
                                   -------     ------
Federal Income Tax Rate            (34.0)%    (34.0)%
Effect of Valuation Allowance       34.0%      34.0%
                                  -------     ------
Effective Income Tax Rate            0.0%       0.0%
                                  =======     ======

At May 31, 2007, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $4,800,000. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

          Deferred Tax Assets
               Loss Carry-forwards           $(2,486,075)
               Less: Valuation Allowance      (2,486,075)
                                             -----------
          Net Deferred Tax Asset             $      --
                                             ===========

Net operating loss carry-forwards expire starting in 2012 through 2026. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASE OPERATING AGREEMENT

The Company has a Lease Operating Agreement in place with Century. The agreement requires the Company to pay its 20% share of lease operating fees, with the amount totaling approximately $76,000 for the fiscal year ended May 31, 2007. The agreement also details the Company's responsibility for 20% of all lease operating expenses, unscheduled repair, maintenance or re-completion of the lease or wells on an as required basis and of all future development costs. The lease agreement continues for as long as the Company has a working interest in the Hamill lease.

NOTE 13 - COMMON STOCK

COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of May 31, 2007 and 2006, 100,000,000 shares were issued and outstanding. The Company plans to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See
Note 16).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the agreement has been formally canceled by the seller. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company has had difficulty in retrieving the original restricted share certificates due to the death of the stockholder. As of May 31, 2005, the Company had received from the executor of the stockholder's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. During the fiscal year ended May 31, 2006, the Company received notice of cancellation of the original stock certificates by the transfer agent. After cancellation of the stock certificates related to the purchase of equipment, the Company issued the 2,500,000 shares of its common stock to its CEO for compensation totaling $3,750 (See Note 14).

In accordance with the debenture agreement (See Note 9), the Company is required to, during the period the conversion rights exists, reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

PREFERRED STOCK

The Company has authorized 10,000,000 shares of $0.001 par Preferred stock. The Board of Directors has the authority to issue preferred stock and to fix and determine its series, relative rights and preferences.

On March 30, 2007, the Board of Directors approved a new series of 5,000,000 convertible preferred stock allocated from the Company's 10,000,000 authorized preferred shares. A Certificate of Designation was filed with the Nevada Secretary of State assigning certain preferential rights to these shares including; i) one Series A Convertible Preferred share has the equivalent of 1000 common share votes, ii) one Series A Convertible Preferred share will have the right, at the exclusive option of the holder, to convert to 61 common shares of the Company, once such shares become available through the increase in the Company's authorized common shares, iii) these shares also have ratchet provision rights, registration rights and piggy back registration rights, as well as 10:1 liquidation rights. Shareholders can determine all of the rights and preferences of the Series A Convertible Preferred shares by consulting the Certificate of Designation as filed with the Nevada Secretary of State.

As of May 31, 2007, 3,783,390 shares of Series A convertible preferred stock are issued.

NOTE 14 - RELATED PARTY TRANSACTIONS

On May 2, 2007, the Company Sole Board of Directors approved the appointment of Mr. Lonnie Hayward to the Board of Directors. Mr. Hayward was appointed to fill a vacancy and as permitted by the Company's Articles of Incorporation and By-laws.

During March 2004, the Company entered into a consulting agreement with Lonnie Hayward, a Consultant who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, was for one year and provided for consulting fees of $3,500 cash and $1,500 worth of Company common stock. As of fiscal year ended May 31, 2007, the Company has continued to honor the terms of Mr. Hayward's original contract and have been doing so on a month to month basis. As of March 31, 2007, approximately $59,190 was owed to Mr. Hayward for unpaid consulting fees. During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During April 2007, the Board of Directors approved the issuance of 166,151 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of all amounts owed to Mr. Hayward for consulting and 49,200 shares as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company during July and September of 2006. In addition, the Company had committed to make Mr. Hayward a 27 percent shareholder in the issued and outstanding shares following initial issuance to stakeholders. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of the Company's long standing obligation to make Mr. Hayward a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 10 and 13 - Preferred Stock).

The Company had a three-year consulting agreement with it's CEO, Director and President that commenced April 1, 2003. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the monthly consulting fee to $5,000 per month and include $1,500 per month in stock compensation. During October 2006, the Company's Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company's CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors renewed the commitment, made in the previous April 1, 2003 agreement, to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde's option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of the Company's commitment to make Mr. Westgarde a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 13 - Preferred Stock).

As of March 31, 2007, approximately $137,948 was owed to Mr. Westgarde for unpaid consulting fees and $46,360 for stock loaned to the Company. During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of all amounts owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company (See Notes 8 and 13 - Preferred Stock).

During July 2006, the company finalized the cancellation of the 2,500,000 shares of restricted stock that were originally on deposit for the purchase of equipment. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750 (See Note 13).


During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease (See Note 6). The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company. As of the date of this filing the remaining 10 percent has not been paid.

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (See Note 4 and 8).

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to UBA. The stock is issued as full settlement of the $226,363, principle plus interest as of March 31, 2007, owed to UBA, that was previously recorded in the Company's notes payable and accrued interest. (See Note 10)

During November 2005, the Company received a short term loan from a Company owned by a consultant to the Company for a total of $50,000, which was used, along with Company's available cash, to fund the settlement payments to Ackles and a related party (See Note 4). During December 2005, the Company repaid the loan in full.

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

NOTE 15 - SEGMENT INFORMATION

During the fiscal years ended May 31, 2007 and 2006, the Company had foreign assets in Canada. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location.


Net earnings from external sources at May 31:

                                           2007           2006
                                        ----------     ----------
          United States                 $  250,224     $  457,243
          Canada                              --             --
                                        ----------     ----------
                                        $  250,224     $  457,243
                                        ==========     ==========
          Segment assets at May 31:
                                              2007           2006
                                        ----------     ----------
          United States                 $  991,476     $1,368,769
          Canada                            10,154        102,190
                                        ----------     ----------
                                        $1,001,630     $1,470,959
                                        ==========     ==========


NOTE 16 - SCHEDULE 14C INFORMATION STATEMENT

On or about April 24, 2007, the Company received written consent in lieu of a meeting of Stockholders from (i) shareholders holding 950,000 shares of common stock entitled to one vote per share; and (ii) shareholders holding 2,700,000 shares of Series A Convertible Preferred Stock entitled to 1000 votes per share, a total of 2,700,950,000 votes, approving an amendment to the Articles of Incorporation of the Company (the "Amendment"), to change the name of the Company to Valor Energy Corporation and to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to three billion (3,000,000,000) shares of common stock at par value of $.001 with no preemptive rights. These additional shares will have the same rights, privileges, preferences and restrictions as the Company's shares of common stock which are currently authorized. As the holders of the Series A Convertible Preferred Stock, these shareholders have the right to vote one thousand times for each share of Series A Convertible Preferred Stock held on all matters submitted to the shareholders.

On April 24, 2007, pursuant to Nevada Revised Statutes ("NRS") 78.315, the Board of Directors of the Company approved the above-mentioned actions, subject to the Commissions review.

The increase in authorized shares will allow the Company to facilitate conversion of existing convertible debt (See Notes 9).

The change of our Company name will better identify the Company in the new business.

The Company has made certain stock commitments to consultants and key individuals and they are as follows:


INDIVIDUAL                                      PROPOSED PERCENTAGE OF ISSUED AND OUTSTANDING STOCK FOLLOWING
                                                               ISSUANCE TO MAJOR STAKEHOLDERS
Gary Ackles for settlement of amounts due
(See Notes 4 and 8)                                                         5.00%

Harvey Smith for expertise & consulting                                     4.89%


(See Notes to Consolidated Financial Statements - Note 17 Subsequent Events)

NOTE 17 - SUBSEQUENT EVENTS

On May 11, 2007, the Company received a letter from the Securities and Exchange Commission containing comments regarding the Company's PRER 14/C filing. On June 14, 2007 the Company filed with the Commission a revised PRER 14/C Shareholder information statement with certain changes to address those comments (See Note
16).

During July and August the Company received two comment letters from the Securities and Exchange Commission in regards to the Company's PRER 14/C information statement filed on June 14, 2007, and the Company's prior financial filings. As of the date of this filing the Company is presently working to respond to these comments.

NOTE 18 - ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE This section provides information required by Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities.

During fiscal year ending May 31, 2007, the Company received a new report for the period as of January 1, 2007 produced by R.A. Lenser and Associates, registered petroleum engineers and geologists. The proved reserves estimates in the report conform to the definitions as set forth in the Securities and Exchange Commission's Regulation S-X Part 210.4-10 (a) as clarified by various Commission Staff Accounting Bulletins and to the definitions endorsed by the Society of Petroleum Engineers (SPE), the Society of Petroleum Evaluation Engineers (SPEE) and the World Petroleum Congresses (WPC)."

R. A. Lenser & Associates, independent petroleum engineers located in Houston, Texas, prepared estimates of the net proved natural gas reserves as of January 1, 2007 for the South Sargent Field, Hamill Lease. The reserve estimates were prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission ("SEC"). The prices used in preparation of the reserve estimates were based on the market prices in effect as of December 31 2006, with the appropriate adjustments (transportation, gravity, basic sediment and water ("BS&W,") purchasers' bonuses, Btu, etc.) applied to each field. The reserve estimates represent the gross property revenue for the Hamill Lease (South Sargent Field).

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

                                              AQUATICS CELLULOSE INTERNATIONAL CORP.
                                              ESTIMATED NET RESERVES AND INCOME DATA
                                            ATTRIBUTABLE TO CERTAIN LEASEHOLD INTERESTS


                                                  As of January 1, 2007                            As of January 1, 2006
                           ------------------------------------------------    ---------------------------------------------------
                              Proved              Proved                         Proved            Proved
Remaining Reserves          Producing          Undeveloped    Total Proved      Producing        Undeveloped         Total Proved

Oil/Condensate - Mbbls                  0               0                 0              0                  0                  1
Gas - MMCF                             44             205               249            122                205                328
Income Data

Future Gross Revenue      $       268,892    $  1,266,577    $    1,535,470   $    947,892   $      1,591,741   $      2,539,633
Deductions
---------------------------------------------------------------------------------------------------------------------------------
Production Taxes                    4,355          94,993            99,348              -            119,381            119,381
Ad Valorem Taxes                   10,006          44,315            54,321         35,854             55,692             91,546
Operating Costs                    38,420          40,000            78,420         63,946             40,000            103,946
Development Costs                       -         314,000           314,000         10,000            314,000            324,000
---------------------------------------------------------------------------------------------------------------------------------
Total Deductions          $        52,781    $    493,308    $      546,089   $    109,800   $        529,073   $        638,873

Future Net Income         $       216,111    $    773,269    $      989,380   $    838,092   $      1,062,668   $      1,900,760
Discounted FNI @ 10%      $       198,964    $    566,116    $      765,080   $    772,238   $        751,028   $      1,523,266


REPRESENTATIVE GAS PRICES : Natural gas - $6.17 and $7.25 for 2007 and 2006 respectively - Determined based on year-end unescalated prices and costs in accordance with the guidelines of the SEC, discounted at 10% per annum.

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

The present values referred to herein should not be assumed to represent the current market value of estimated oil and natural gas reserves. In accordance with requirements of the SEC, the estimates of present values are based on prices and costs as of the date of the estimates, which was January 1, 2007. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

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

The future gross revenues are determined before deduction of production and ad valorem taxes. Future net income is determined after deduction of the normal costs of operating the wells, development costs, production taxes and ad valorem taxes. The operating costs and development costs were held constant with no future price escalation due to inflation. The future net income is before deduction of any state and federal income taxes that may be payable and has not been adjusted for outstanding loans, which may exist. It does not include any adjustment for cash on hand or undistributed income.

No reserve estimates have been filed with any other Federal authority or agency.

CHANGES NET QUANTITIES OF PROVED RESERVES

The following table shows the changes in the Company's estimated net quantities of proved reserves:

                                 As of            As of
                              January 1          January 1          Net
                                2007                2006           Change

 Remaining Reserves         Total Proved       Total Proved     Total Proved

    Oil/Condensate - Mbbls               0               1              (1)
    Gas - MMCF                         249             328             (79)
 Income Data
    Future Gross Revenue       $ 1,535,470     $ 2,539,633     $(1,004,163)
    Deductions
 -------------------------------------------------------------------------
      Production Taxes              99,348         119,381         (20,033)
      Ad Valorem Taxes              54,321          91,546         (37,225)
      Operating Costs               78,420         103,946         (25,526)
      Development Costs            314,000         324,000         (10,000)
 =========================================================================
 Total Deductions              $   546,089     $   638,873     $   (92,784)

 Future Net Income             $   989,380     $ 1,900,760     $  (911,380)
 Discounted FNI @ 10%          $   765,080     $ 1,523,266     $  (758,186)

CHANGES IN REMAINING RESERVES

The reduction in the Company's oil reserves of 1 Mbbls over the 2006 and 2007 periods is a result of the Company's divesting of the Prado Field. The reduction of the Company's gas reserves of 79 MMCF over the 2006 and 2007 periods is a direct result of the Company's continued production of those reserves.

CHANGES IN FUTURE INCOME

The reduction in the company's future net income of $911,380 and reduction in discounted future net income of $758,186 over the 2006 and 2007 periods is a result of the Company's depletion of the reserves through continued production combined with the reduction in estimated future natural gas prices. The representative gas price used in the 2006 reserve report by R.A Lenser was $7.25 / mcf, whereas in 2007, the price was reduced to $6.17 / mcf.

SIGNATURES


Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


   DATED: November 13, 2007                       By: /s/ Sheridan B. Westgarde
                                                 -------------------------------
                                                 Chief Executive Officer