Form 10QSB
period 2007-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2008-01-16
CIK 1081242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended AUGUST 31, 2007

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-27063

                      AQUATIC CELLULOSE INTERNATIONAL CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Nevada                                        82-0381904
          ------                                        ----------
(State or other jurisdiction                         (I.R.S. employer
incorporation or organization)                    identification number)

121G Shuswap Street NW, Salmon Arm B.C.                  V1E 4P2
------------------------------------------               -------
(Address of principal executive offices)               (Zip Code)


       Registrant's Telephone number, including area code: (250) 833-1985
                    331 - 4th Street, Salmon Arm B.C. V1E 4P2
         ---------------------------------------------------------------
         (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                         Outstanding at
 Class of Common Stock                   August 31, 2007
------------------------               -------------------
   $.001 par value                        100,000,000



             TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES [ ]   NO [X]

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.



                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements

     Consolidated Balance Sheet at August 31, 2007 (unaudited)

     Consolidated Statements of Operations for the three months ended August 31, 2007 (unaudited) and 2006(unaudited)

     Consolidated Statements of Comprehensive Loss for the three-months ended August 31, 2007 (unaudited) and 2006(unaudited)

     Consolidated Statements of Cash Flows for the three-months ended August 31,
       2007 (unaudited) and 2006 (unaudited)

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

     ITEM 6. Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY
Three-month periods ended August 31, 2007 and 2006
(Unaudited)

                                    AQUATIC CELLULOSE INTERNATIONAL CORP


                                              CONSOLIDATED BALANCE SHEET
                                                             (UNAUDITED)
========================================================================
                                                         AUGUST 31, 2007

ASSETS


Current Assets
    Cash                                                    $     14,487
    Accounts Receivable                                            1,363
                                                            ------------
    Total Current Assets                                          15,850
Property and equipment, net                                        7,477
Investment in Hamill lease                                       705,918
Investment in Brookshire lease                                   105,758
Advance on equipment purchase                                    100,000
Intangible assets                                                 50,000
                                                            ------------
    Total Assets                                            $    985,003
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                        $     85,544
    Accrued expenses                                           1,441,605
    Amounts due to related parties                               157,996
    Convertible debentures                                     1,930,800
    Derivative liability                                       3,001,899
    Warrant liability                                              6,439
    Notes payable                                                168,360
                                                            ------------
      Total current liabilities                                6,792,643
                                                            ------------

Stockholders' Deficit
    Preferred stock, $0.001 par value per share
      10,000,000 shares authorized. 3,783,390 shares
      issued and outstanding                                       3,783
    Common stock, $0.001 par value, 100,000,000
      shares authorized, 100,000,000 shares issued and
      outstanding                                                100,000
    Additional paid in capital                                 5,915,330
    Accumulated deficit                                      (11,779,944)
    Foreign currency translation                                 (46,809)
                                                            ------------
      Total stockholders' deficit                             (5,807,640)
                                                            ------------

Total Liabilities and Stockholders' Deficit                 $    985,003
                                                            ============

                                                 See accompanying notes.

                                                               AQUATIC CELLULOSE INTERNATIONAL CORP
                                                              Consolidated Statements of Operations
                                                           (UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED     THREE MONTHS ENDED
                                                           AUGUST 31, 2007      AUGUST 31, 2006
--------------------------------------------------------------------------------------------------

Equity in earnings of lease                               $      41,576                81,850

Operating expenses
      Selling, general and administrative                        67,993                87,121
      Financing fees                                                                   20,000
      Depreciation and depletion                                 48,671                80,446
                                                          -------------         -------------
           Total operating expenses                             116,664               187,567
                                                           -------------         -------------

Loss from operations                                            (75,088)             (105,717)
                                                          -------------         -------------

Other income (expense)
      Interest expense                                         (102,412)             (102,014)
      Change in derivative liability                         11,996,008            (8,066,042)

                                                          -------------         -------------

Total other income (expense)                                 11,893,596            (8,168,056)
                                                          =============         =============

Net income (loss)                                         $  11,818,508         $  (8,273,773)
                                                          =============         =============

Weighted Average Shares Outstanding                         100,000,000           100,000,000
                                                          =============         =============

Net income (Loss) Per Common Share - Basic                $        0.12         $       (0.08)

Weighted Average Shares Outstanding - Fully Diluted         100,920,000
                                                          =============

Net income (Loss) Per Common Share - Fully Diluted        $        0.12
                                                          =============

                                                                            See accompanying notes.

                                            AQUATIC CELLULOSE INTERNATIONAL CORP


                                 Consolidated Statements of Comprehensive Income
                                   (UNAUDITED)

                                  THREE MONTHS ENDED    THREE MONTHS ENDED
                                    AUGUST 31, 2007      AUGUST 31, 2006
                                    ------------         ------------


Net Income (loss)                   $ 11,818,508         $ (8,273,773)

Foreign currency translation              (1,399)                (960)
                                    ------------         ------------

Comprehensive Income (loss)         $ 11,817,109         $ (8,274,733)
                                    ------------         ------------

                                                        See accompanying notes.

                                                                        AQUATIC CELLULOSE INTERNATIONAL CORP


                                                                       Consolidated Statements of Cash Flows
                                                                    (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                   AUGUST 31, 2007         AUGUST 31, 2006
                                                                     ------------           ------------
Cash flows from operating activities:
   Net income (loss)                                                 $ 11,818,508           $ (8,273,773)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and depletion                                            48,671                 80,446
     Accretion of convertible debt discount                                                       31,679
     Undistributed equity in losses (earnings) of leases                   20,889                (23,354)
Change in operating assets and liabilities
     Accounts receivable                                                   (1,149)
     Change in derivative liability                                   (11,967,992)             8,009,199
     Change in warrant liability                                          (28,016)                25,164
     Accounts payable and accrued expenses                                111,629                 36,181
     Due to related parties                                                 9,000
                                                                     ------------           ------------
     Net cash provided by (used in) operating activities                   11,540               (114,458)
                                                                     ------------           ------------
Cash flows from investing activities:
   Additional investment in Hamill lease                                  (29,672)               (69,011)
   Acquisition of equipment                                                  (362)
                                                                     ------------           ------------
     Net cash provided by (used in) investing activities                  (30,034)               (69,011)
                                                                     ------------           ------------

Cash flows from financing activities:
   Proceeds from the issuance of notes payable                            130,000
   Payments on notes payable                                               (8,357)                (1,971)
   Payments on related party debt                                                                (25,000)
                                                                     ------------           ------------
     Net cash provided by (used in) financing activities                   (8,357)               103,029)
                                                                     ------------           ------------

   Effect of foreign currency exchange rate on cash balance                (1,399)                  (960)
                                                                     ------------           ------------

Net increase (decrease) in cash                                            28,250                (81,400)

Cash at beginning of period                                                42,737                 83,817
                                                                     ------------           ------------
Cash at end of period                                                $     14,487           $      2,417
                                                                     ============           ============

                                                                                    See accompanying notes.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



NOTE 1 - ORGANIZATION


Aquatic Cellulose International Corp. (the "Company", "Aquatic" or "AQCI") was incorporated under the laws of the State of Nevada in 1996. Since May of 2003, the Company has been actively involved in Oil and Natural Gas production and development. The Company holds non-operated interests in oil and gas properties in the US.


The Company owns a 20 percent working interest and a 16 percent net revenue interest in the Sargent South Field, Hamill & Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company's interest applies to all depths from surface to 7000 feet, with the exception of two currently non-producing wells, number 19 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its South Sargent interests by acquiring the same interest rights in 4 State leases contiguous with the Company's existing acreage and extending 1,610 acres into the off-shore Gulf-of-Mexico. These 4 lease have a five year term and expire on April 4, 2011, pending production development. All of the Company's South Sargent interests, both onshore and offshore, are subject to a Joint Operating Agreement with New Century Energy Corp.

The Company also is a fifty percent (50%) working interest participant in oil and gas leases comprised by the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area) (See
Note 7). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well.

During October of 2006 the Company acquired all rights, title and interest to the patented TigeroLynk underwater manipulator system. The Company had in the past advanced $100,000 for the construction of one of these machines, which was partially completed.

BASIS OF PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 2007 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of the Company's and its wholly owned subsidiary, Aquatic Cellulose Ltd., for the three months ended August 31, 2007 and 2006, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant Intercompany balances and transactions have been eliminated.

BUSINESS OPERATIONS

As of August 31, 2007 the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



ACL owns the patented TigerLynk technology, its US and Canadian patents, blueprints, drawings and concepts, and also provides management services to AQCI and its working interests in the Hamill, and Brookshire properties (See Notes 5, and 7).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company has experienced recurring losses, has a working capital deficiency of $6,776,793 and an accumulated deficit of ($11,759,944) as of August 31, 2007. The Company's current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company's investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 13). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing may cause the Company to curtail its operations.

Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

The Company currently has no operating activities other than its working interests in oil and gas producing properties (Notes 5, and 7).The Company recognizes revenue from its investments in gas properties on the accrual basis in proportion to its ownership interest. Net revenue includes revenue from gas sales less direct lease operating expenses. Lease operating expenses include monthly obligations to monitor and maintain production, including monitoring personnel, electricity and sales equipment rental fees.

The Company records estimated amounts of natural gas revenue based on volumetric calculations under its natural gas sales contract.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using declining balance and straight-line methods over the estimated useful lives of the depreciable assets. The estimated useful lives used range from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the lease term. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Management uses a successful efforts method to account for leasehold costs where maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed, and any resulting gain or loss is credited or charged to operations.

LONG-LIVED ASSETS

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



flows by applying managements' estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the periods ended
August 31, 2007 and 2006, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the periods ended August 31, 2007 and 2006, no impairments have been recorded on unproved properties

INVESTMENT IN HAMILL AND BROOKSHIRE LEASES

The Company accounts for its investments in the Hamill and Brookshire leases at cost initially, and the cost is adjusted for the Company's net revenue interest in the leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the respective leases.

The Company depletes the acquisition cost of the respective lease using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves.

In the case of the Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the properties. (See Notes 1 and 7)

AMOUNTS DUE TO RELATED PARTIES

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure".

Since the Company did not issue stock options to employees during the quarter ended August 31, 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period.

For computing Fully-diluted EPS for outstanding warrants, the Company uses the "Treasury Stock Method". Net income, the numerator, remains the same for both Basic and Fully-diluted EPS computations. The denominator for the weighted average number of common shares outstanding was adjusted to reflect the assumed conversion of outstanding warrants at the beginning of the period. As of August 31, 2007 the potential excess number of shares issued over the potential number of shares purchased increased the aggregate total of outstanding shared by 920,000.

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

COMPREHENSIVE INCOME

The Company has determined that the Company's net income and foreign currency translation adjustments were the only components of its comprehensive income as of August 31, 2007 and 2006, respectively.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. At August 31, 2007, the estimated fair value of the Company's derivative liability was $3,001,889, as well as a warrant liability of $6,439. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company's commons stock to determine estimated fair value of the derivative liability. In valuing the debt features at August 31, 2007, the Company used the closing price of $0.007 and the respective conversion and exercise prices for the warrants. For the three month period ended August 31, 2007, there was a decrease in the market value of the Company's common stock from $0.033 at May 31, 2007 to $0.007 at August 31, 2007.

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

NOTE 3 - ADVANCE ON EQUIPMENT PURCHASES AND SETTLEMENT OF DEBT

The Company has an advance of $100,000 put towards the purchase of one TigeroLynk machine, at a total expected cost of $750,000. While the contract with the original contractor has long since terminated, the Company has the mechanical arm and assembly, representing a significant portion of the machine construction, stored at Beaver Manufacturing Ltd, in Kamloops, British Columbia, Canada. The Company has since acquired all patents and associated blueprints and drawings with the intention of completing the construction and eventual marketing of the technology (See below).

In addition to the 100,000 on deposit for the TigeroLynk equipment, the Company had, since the period ended November 30, 2005, been in negotiations on a settlement agreement with Gary Ackles regarding amounts owed Ackles. As of the period ended August 31, 2006, the Company closed the final settlement agreement with Gary Ackles, the Company's former CEO. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept the $25,000, on deposit with him, as payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The payment to Ackles was the $196,970 that was also on deposit with him, as well as an additional payment of $40,000 on the deal closing date. The purchase of the TigeroLynk(TM) technology involved the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue 5 percent of its issued and outstanding stock to Ackles, as incentive to completing the settlement agreement, pending the completion of the process to increase the authorized shares.

Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, when new shares become available, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan (See
Note 9 and 13). The final settlement reached relinquishes Ackles and Legacy of any rights, title or interest in the equipment.

The consolidated financial statements for the period-ended August 31, 2007, include an intangible asset of $50,000 for the US and Canadian patents and associated blueprints and drawings.

NOTE 4 - NOTES PAYABLE

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending increase in the Company's authorized shares (See Note 13). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company. Since the date of this investment and as of August 31, 2007, the Company has not been able to establish any correspondence with this investor.

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

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to UBA. The stock is issued as full settlement of the amount owed to UBA, principle plus interest as of March 31, 2007, of $226,363 that was previously recorded in the Company's notes payable.

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principle balance owing of $13,488 as at August 31, 2007, is included in notes payable.

During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. As of August 31, 2007 the principal amount remaining was $78,120 and is included in notes payable.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



NOTE 5 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at August 31, 2007:

Balance at beginning of period                       $ 745,806

Additional investment                                   29,672

Proportionate equity in natural gas revenue             53,663

Receipt of earnings in Hamill lease                    (74,552)

Depletion of investment cost                           (48,671)
                                                     ----------
                                                     $ 705,918
                                                     =========

The Hamill lease represents a significant equity investment of the Company. The following table presents three month total revenue, expenses and net income for the Hamill lease, as well as the Company's proportionate share.

FOR THE THREE-MONTH PERIOD ENDED                 AUGUST 31, 2007                   AUGUST 31, 2006
                                        LEASE TOTAL          AQCI %        LEASE TOTAL         AQCI %
-------------------------------------------------------------------------------------------------------
TOTAL REVENUE                           $364,427          $ 53,663          $618,673          $ 98,988
TOTAL LEASE OPERATING EXPENSES          $ 60,435          $ 12,087          $ 85,691          $ 17,138
                                        --------          --------          --------          --------
NET INCOME                              $303,992          $ 41,576          $532,982          $ 81,850
                                        ========          ========          ========          ========

NOTE 6 - INVESTMENT IN PRADO LEASE

On October 6, 2006 the Company sold all of its 50% Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century's 7.5% interest in the Company's issued and outstanding stock to be issued following the Company's restructuring. This 7.5 percent interest in the Company's stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. The Company recorded a gain on disposition of asset of $255,157 as of fiscal year ended May 31, 2007.


NOTE 7 - INVESTMENT IN BROOKSHIRE LEASE

The investment in Brookshire lease consists of the following at August 31, 2007:

Balance at beginning of period           $105,758
Additional investment                           0
Reimbursement of drilling costs                 0
                                         --------
                                         $105,758
                                         ========

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at August 31, 2007:

Accrued interest                                       $1,373,847
Accrued professional fees                                  67,758
                                                       ----------
                                                       $1,441,605
                                                       ==========


NOTE 9 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at August 31, 2007:

Unpaid license agreement between Legacy
   Systems and Company  (See Note 3)                        80,000

Unpaid consulting fees due to Sheridan Westgarde
   (See Note 12)                                             7,500

Unpaid consulting fees to Harvey Smith                      19,000

Unpaid consulting fees to Lonnie Hayward
    (See Note 12)                                             7496

Funds borrowed from Legacy Systems
     (See Notes 3 and 12)                                   44,000
                                                          --------
                                                          $157,996
                                                          ========

All amounts due to related parties are non-interest bearing and payable on demand.

NOTE 10 - CONVERTIBLE NOTES AND WARRANTS

Convertible debentures aggregating $780,800 are payable bear interest at 12 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. Debentures aggregating $780,800 at May 31, 2003, were amended in December 2003 to be convertible into the Company's common shares at 40 percent of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date.

During March 2004 and August 2004, the Company issued a $900,000 and $250,000, respectively, of convertible notes and warrants. Convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. These debentures are convertible, at the investors' sole option,

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



into common shares at the lesser of $0.004 per share (fixed conversion price) or 25 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the three-month period ended August 31, 2007 and 2006, the Company accreted $0 and $31,679, respectively, of debt discount related to the notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

                                                                    Initial
                                Number of       Value at           Volatility
  Date of Warrants Issued       Warrants        Issuance             Factor
--------------------------    ------------   --------------    ---------------

March 22, 2004                    900,000    $        3,585             254  %
August 6, 2004                    250,000    $          552             254  %

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at May 31, 2007, the Company used the closing price of $0.033, the respective exercise price, the remaining term on each warrant, and a volatility of 124%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the three month period ended August 31, 2007, the warrant derivative liability had decreased to a value of $6,439, due in part to a decrease in the market value of the Company's common stock to $0.007 from $0.033 at May 31, 2007, which resulted in an "Other income" item of $28,016 for the three month period ended August 31, 2007. The Company used a closing price of $0.007, the respective exercise prices, remaining time till maturity and 170% volatility factor.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



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

                                             Debt Features          Initial
       Date of Note      Amount of Notes   Value at Issuance     Carrying Value
--------------------    ----------------  -----------------   -----------------

May 31, 2003            $     780,800      $     1,281,362     $              -

March 22, 2004          $     900,000      $       768,413     $        128,002

August 6, 2004          $     250,000      $       209,989     $         39,459


In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at August 31, 2007, the company used the closing price of $0.007 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 170%. For the three months ended August 31, 2007 the estimated value of the debt features decreased to $3,001,899. The Company recorded Other Income on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $11,996,008 for the three-month period ending
August 31, 2007.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



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

For the three-month period ended August 31, 2007 and 2006, the Company recorded other income of $11,996,008 and other expense of $8,066,042 respectively, related to the value of the debt features and value of the warrants. A tabular reconciliation of this adjustment follows:


                                                                  Three-month           Three-month
                                                                 August 31, 2007       August 31, 2006
INTEREST INCOME (EXPENSE) RELATED TO CONVERTIBLE DEBT                                    (restated)
---------------------------------------------------------- --------------------- --------------------

     2003 and 2004 Derivative Liability                             $11,967,992          $(8,009,199)
     2003 and 2004 Warrant Liability                                     28,016              (25,164)
     Accretion of 2003 convertible debt                                      --                   --
     Accretion of 2004 convertible debt                                      --              (31,679)
                                                                    -----------          -----------
Total Interest Income (Expense) related to
Convertible Debt                                                     11,996,008           (8,066,042)
                                                                    ===========          ===========

The balance of the carrying value of the convertible debt as of August 31, 2007 is:


$ 1,930,800  May 31, 2007 value
          0  accretion of convertible debt
------------
$ 1,930,800  August 31, 2007 carrying value of debt

The balance of the carrying value of the derivative liability as of August 31, 2007 is:

$  14,969,891  May 31, 2007 value of derivative liability
    1,262,276 decrease in values of 2003 derivative liability 10,705,716 decrease in values of 2004 derivative liability
--------------
$   3,001,899  August 31, 2007 value of derivative liability

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



The balance of the carrying value of the warrant liability as of August 31, 2007 is:

$   34,455   May 31, 2007 value of warrant liability
         0   expense, increase in values of 2003 warrant liability
    28,016   income, decrease in values of 2004 warrant liability
------------
$    6,439   August 31, 2007 value of warrant liability

In connection with these convertible debentures, the Company had $1,365,242 of accrued interest at August 31, 2007 which is included in accrued expenses in these consolidated financial statements.

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

NOTE 11 - STOCKHOLDERS' DEFICIT

COMMON STOCK
------------

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of August 31, 2007 and 2006, 100,000,000 shares were issued and outstanding. The Company plans to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See
Note 13).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the agreement has been formally canceled by the seller. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company has had difficulty in retrieving the original restricted share certificates due to the death of the stockholder. As of May 31, 2005, the Company had received from the executor of the stockholder's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. During the fiscal year ended May 31, 2006, the Company received notice of cancellation of the original stock certificates by the transfer agent. After cancellation of the stock certificates related to the purchase of equipment, the Company issued the 2,500,000 shares of its common stock to its CEO for compensation totaling $3,750 (See Note 12).

In accordance with the debenture agreement (See Note 10), the Company is required to, during the period the conversion rights exists, reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



liquidation rights. Shareholders can determine all of the rights and preferences of the Series A Convertible Preferred shares by consulting the Certificate of Designation as filed with the Nevada Secretary of State.

As of August 31, 2007, 3,783,390 shares of Series A convertible preferred stock are issued.


NOTE 12 - RELATED PARTY TRANSACTIONS

On May 2, 2007, the Company Sole Board of Directors approved the appointment of Mr. Lonnie Hayward to the Board of Directors. Mr. Hayward was appointed to fill a vacancy and as permitted by the Company's Articles of Incorporation and By-laws.

During March 2004, the Company entered into a consulting agreement with Lonnie Hayward, a Consultant who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, was for one year and provided for consulting fees of $3,500 cash and $1,500 worth of Company common stock. As of fiscal year ended May 31, 2007, the Company has continued to honor the terms of Mr. Hayward's original contract and have been doing so on a month to month basis. As of March 31, 2007, approximately $59,190 was owed to Mr. Hayward for unpaid consulting fees. During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During April 2007, the Board of Directors approved the issuance of 166,151 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of all amounts owed to Mr. Hayward for consulting and 49,200 shares as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company during July and September of 2006. In addition, the Company had committed to make Mr. Hayward a 27 percent shareholder in the issued and outstanding shares following initial issuance to stakeholders. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of the Company's long standing obligation to make Mr. Hayward a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 11).

The Company had a three-year consulting agreement with its CEO, Director and President that commenced April 1, 2003. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the monthly consulting fee to $5,000 per month and include $1,500 per month in stock compensation. During October 2006, the Company's Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company's CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors renewed the commitment, made in the previous April 1, 2003 agreement, to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde's option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of the Company's commitment to make Mr. Westgarde a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 11 - Preferred Stock).

As of March 31, 2007, approximately $137,948 was owed to Mr. Westgarde for unpaid consulting fees and $46,360 for stock loaned to the Company. During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of all amounts owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company (See Note 11 - Preferred Stock).

During July 2006, the company finalized the cancellation of the 2,500,000 shares of restricted stock that were originally on deposit for the purchase of equipment. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



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

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (See Notes 3 and 9).

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to UBA. The stock is issued as full settlement of the $226,363, principle plus interest as of March 31, 2007, owed to UBA, that was previously recorded in the Company's notes payable and accrued interest. (See Note 11 - Preferred Stock)

During November 2005, the Company received a short term loan from a Company owned by a consultant to the Company for a total of $50,000, which was used, along with Company's available cash, to fund the settlement payments to Ackles and a related party (See Note 3). During December 2005, the Company repaid the loan in full.

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

NOTE 13 - SCHEDULE 14C INFORMATION STATEMENT

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AUGUST 31, 2007 (UNAUDITED)



                                                PROPOSED PERCENTAGE OF ISSUED AND OUTSTANDING STOCK FOLLOWING
INDIVIDUAL                                                     ISSUANCE TO MAJOR STAKEHOLDERS


Gary Ackles for settlement of amounts due
(See Notes 3)                                                               5.00%
Legacy Systems for settlement of Amounts Due
(See Note 9)                                                                1.08%

Harvey Smith for expertise & consulting
(See Note 14)                                                               4.89%

On May 11, 2007, the Company received a letter from the Securities and Exchange Commission containing comments regarding the Company's PRER 14/C filing. On June 14, 2007 the Company filed with the Commission a revised PRER 14/C Shareholder information statement with certain changes to address those comments.

During July and August the Company received two comment letters from the Securities and Exchange Commission in regards to the Company's PRER 14/C information statement filed on June 14, 2007, and the Company's prior financial filings. As of the date of this filing the Company is presently working to respond to these comments.


NOTE 14 - SUBSEQUENT EVENTS

During October 2007, the Company is in negotiations in regards all commitments made to Mr. Harvey Smith (See Note 9 and 13).

During October 2007, the Company received a loan from Don Morgan in the amount of $75,680. The Company used the funds mostly for the payment of expenses associated with recompletion work on the Sargent South Field, Hamill Lease.

During November 2007, the Company is in discussions with a Company interested in acquiring the TigeroLynk technology. No agreements have been reached.

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

PLAN OF OPERATIONS

         AQUATIC CELLULOSE INTERNATIONAL CORP. ("Aquatic", "the Company" or "AQCI") is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1996. Aquatic is an independent oil and gas investment, development and production company, engaged in the acquisition and development of crude oil and natural gas reserves and production initially in the state of Texas of the United States. Aquatics head office is located in Salmon Arm, British Columbia, Canada.

         The Company owns a 20 percent working interest and a 16 percent net revenue interest in the Sargent South Field, Hamill & Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company's interest applies to all depths from surface to 7000 feet, with the exception of two currently non-producing wells, number 19 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its South Sargent interests by acquiring the same interest rights in 4 State leases contiguous with the Company's existing acreage and extending 1,610 acres into the off-shore Gulf of Mexico. These 4 leases have a five year term and expire on April 4, 2011, pending production development. All of the Company's South Sargent interests, both onshore and offshore, are subject to our Joint Operating Agreement with New Century Energy Corp.

     The Company also has a fifty percent (50%) working interest participant in oil and gas leases comprised by the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area) (See Notes 7 - Notes to Consolidated Financial Statements). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. Seventeen of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well.

         During October of 2006 the Company acquired all rights, title and interest to the patented TigeroLynk underwater manipulator system. The Company had in the past advanced $100,000 for the construction of one of these machines, which was partially completed.

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

OIL AND GAS ACTIVITIES

- SARGENT SOUTH FIELD, MATAGORDA COUNTY, TEXAS

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

         At present, there are five producing wells on the Hamill Lease; Hamill #2, Hamill #10, Hamill #11, Hamill #14 and Hamill #17, with daily production in excess of approximately 700 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

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

         We are participating in an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by a previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; which depleted in August of 2008 after producing 146 MMCF of gas. As of November 1, 2007, the Hamill #17 has been worked over and deepened inside casing to 5,700 feet. New production has been established in the Hamill #17 well from perforations in a stray sand at 5,630 feet. The well is currently producing gas at the rate of 450 MCF per day on a 7/64 inch choke with at flowing tubing pressure of 1,900 pounds per square inch ("psi").

         During June 2005, work over operations commenced on the Hamill #14 well, which had also been shut-in since 2001. The wellhead and surface equipment were repaired and remedial operations commenced to drill out and remove a number of cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 5,905 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #14 was recompleted in a stray sand at 4,230 feet. The Hamill #14 well went off production in April of 2007 when the producing sand at 4230 feet depleted after producing 122 MMCF of gas. The well was recompleted in August of 2007 in a new sand at a depth of 3,453 feet and is currently producing gas at the rate of approximately 100 MCF per day on an 8/64 inch choke with a flowing tubing pressure of 460 pounds per square inch. Additional probable and proven behind pipe gas sands have been identified in the Hamill #14 well for future recompletion attempts, if and when the current completion at 3,453 feet depletes.

         During August 2006, a third workover operation commenced on the Hamill #10 well after the well ceased producing gas earlier in this month. Remedial operations commenced to clean out produced sand from the well bore and a sand control screen and gravel pack were installed in the well. Production was restored on September 5, 2006 to 3,270 feet. Additional probable and proven reserves behind pipe gas sands have been identified in the Hamill #10 well for future recompletion attempts, when the current completion at 3,270 feet depletes. This well is currently producing at the rate of approximately 125 MCF per day on a 7/64 inch choke with a flowing tubing pressure of 400 psi.

         During August 2005 work over operations commenced on the Hamill #2 well. This well was a marginal producer and a number of cast iron bridge plugs set inside the well casing by previous operators were removed. The well was cleaned out to a depth of 6,170 feet. In October of 2005, the Hamill #2 was recompleted in the 5,940 foot sand at the rate of 950 MCF per day. During the first quarter of 2006 the Hamill #2 well was shut in due to the formation sand entering the well bore. The well was cleaned out and gravel packed in March of 2006 and the well is currently producing at the rate of approximately 100 MCF per day on a 7/64 inch choke with a flowing tubing pressure of 480 psi.

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

         During August of 2006 the Company elected to participate in the redevelopment of the Hamill #1-R well that was originally drilled by Gulf Oil Corporation to a depth of 16,200 feet in 1961 and subsequently plugged and abandoned by Gulf in June 1967. Recent operations included milling out and removing numerous cement and bridge plugs set in the well when it was originally abandoned by Gulf. The well has been cleaned out to a depth of 11,000 feet inside the existing 9-5/8" casing. Cased hole logs were run in the well in October of 2006 and the well is being evaluated for possible gas sands for testing and possible production. The first recompletion attempted in November of 2006, at a depth of 5,560 feet produced gas, but in non-commercial quantities.

         Compression was installed in the Sargent Field during July of 2006. Presently four producing wells are on compression, wells number 2, 10, 11, and 14.

- SARGENT SOUTH OFFSHORE

         On September 18, 2006 the Company paid to New Century its 20 percent pro-rata share, totaling $68,634.30 for 1,610 acres State of Texas oil and gas leases in the offshore area of Matagorda County, Texas. Four new leases totaling 1,610 acres have been acquired by the Company, and this acreage is contiguous with our onshore Sargent South Field acreage. The new leases are subject to our Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011. As yet, there have been no drilling activities commenced on these leases.

- BROOKSHIRE DOME FIELD AREA

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

         OIL AND NATURAL GAS RESERVES AND REVENUE:

         1) Development of its current working interest in the Sargent South Field in Matagorda County Texas. Development of its current working interest in the Sargent South Field Offshore acreage, also located in Matagorda County Texas. Re-assessment of its current working interest in the Brookshire Dome Area in Waller County Texas.

         2) Completing the acquisition and development of additional prospects for future growth.

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

OUTLOOK

Over the next twelve months, management is confident that existing cash flows from the Sargent South lease production will be sufficient to meet the Company's cash commitments as they become payable. Management believes that the current plan to increase the Company's authorized shares is key to the Company's near and long term success. A more detailed discussion of the Company's liabilities and managements opinion's regarding those liabilities is as follows;

         o Our objective in 2007 and on into 2008 is to continue to use our cash flows from operations to meet our operating expenses and working capital requirements. In the past the revenue generated from the sale of our proportionate share of natural gas from the Sargent South lease has been sufficient to pay the Company's share of lease operating expenses and most of the Company's general operating expenses. With warmer than expected 2006-2007 winter months followed by cooler that expected 2007 summer temperatures throughout the US, stored reserves of natural gas have been uncharacteristically high resulting in lower than expected prices for natural gas. We expect those prices to remain at current levels or possibly increase in price on into 2008, however, management can provide no guarantees. Should the price of natural gas fall significantly it would severely impact our ability to maintain current levels of operations and would likely result in us having to curtail existing operations.

         o We have successfully used loans from private investors, Company officers and a consultant, as well as cash raised from the sale of working interests, to pay for capital improvements to the Sargent South and Brookshire leases. Through the issuance of preferred stock for debt we have been able to reduce the demand for cash that would otherwise be needed to pay these notes.

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

OTHER EVENTS

     On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies.

     During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company's former CEO, which results in the Company owning a major component to the TigeroLynk(TM) AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment) (See Note 3 - Notes to Consolidated Financial Statements)

         As of February 28, 2007, the Company is utilizing two employees and one consultant to manage 100 percent of the administration and business development, for which there is two employees under contract and one consultant operating on a month to month basis.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH ENDED AUGUST 31, 2007 COMPARED TO AUGUST 31, 2006
         The Company recognized its equity interest in Sargent South lease in the amount of $41,576 for the three-month ended August 31, 2007, compared with $81,850 for the three-month ended August 31, 2006. The decrease in equity interest is primarily due to decreased production and the overall reductions in the selling price of our natural gas.

         Operating expenses for the three-month ended August 31, 2007 and 2006 were $116,664 and $187,567, respectively, for a decrease of $70,903 or 38%. While there were decreases in selling, general and administrative and financing fee expenses of $19,128, and $20,000 respectively, the primarily reason for the decrease was the result of a $31,775 decrease in depreciation and depletion in connection with decreased production from the Sargent South lease. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions as well as development of the TigeroLynk(TM) AR-120 unit currently under construction in Kamloops, British Columbia, Canada. (See Notes 1, 4, 5, & 7 - Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the three-month periods ended August 31, 2007 and August 31, 2006 was $11,540 and ($114,458), respectively, for an increase in cash used in operating activities of $125,998. During the three-month ended August 31, 2007, the Company funded its operations primarily by means of revenues as compared to the same period ended August 31, 2006, whereby the Company funded its operations primarily by means of revenues and proceeds from issuance of notes payable.

         The Company used cash of $30,034 in investment activities during the three-month ended August 31, 2007 and $69,011 for the three-months ended August 31, 2006. The 2007 decrease in cash used by investment activity was due primarily to a reduction in amounts invested in our working interest leases. (See Notes 5 & 7 - Notes to Consolidated Financial Statements)

         Net cash provided by (used in) financing activities was ($8,357) and $103,029 for the three-month ended August 31, 2007 and 2006, respectively.

         During February 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principle balance owing is $13,488 as at August 31, 2007.

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

         During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company's behalf representing the first month payment on the Company's contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company's authorized shares and change the Company name (See Note 4 - Notes to Consolidated Financial Statements).

         For the period ended August 31, 2007 and 2006, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the issuance of debt.

         At August 31, 2007 the Company had cash of $14,487 and total current assets of $15,850.

         As of August 31, 2007, the Company had a working capital deficiency of $6,776,793 and an accumulated deficit of $(11,779,944). Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations. The Company plans to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See
Note 13 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Mr. Sheridan B. Westgarde, our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange
Act), as of the period ended August 31, 2007. Based on this evaluation, Mr. Westgarde concluded that during the period of this report our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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


CHANGES IN INTERNAL CONTROLS
----------------------------

         During the period covered by this report there have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         As of the date of this filing the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        RECENT SALES OF UNREGISTERED SECURITIES

         None

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

         The increase in authorized shares will allow the Company to facilitate conversion of existing convertible debt (See Note 10 - Notes to Consolidated Financial Statements).

         The change of our Company name will better identify the Company in the new business.

         On May 11, 2007, the Company received a letter from the Securities and Exchange Commission containing comments regarding the Company's PRER 14/C filing. On June 14, 2007 the Company filed with the Commission a revised PRER 14/C Shareholder information statement with certain changes to address those comments.

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


       DATED: JANUARY 16, 2008            BY: /S/ SHERIDAN B. WESTGARDE
                                              ---------------------------------
                                              Chief Executive Officer