Form 10KSB/A
period 2006-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2008-02-04
CIK 1081242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 (Amendment #2)


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

                       DOCUMENTS INCORPORATED BY REFERENCE

THIS ANNUAL REPORT ON FORM 10-KSB/A HAS BEEN REFILED IN ITS ENTIRETY FOR THE PURPOSE OF CORRECTING DISCLOSURES IN CERTAIN SECTIONS OF THE FILING. FINANCIAL RESULTS ARE UNCHANGED. CHANGES TO THE DOCUMENT HAVE BEEN MADE IN THE FOLLOWING SECTIONS;


* Item 8a Controls and Procedures ---------------------------------- page 17
Note 2  Summary of Significant Accounting Policies ----------------- page F-8
Note 19 Estimated Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Revenue ---------- page F-22

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


         Mr. Sheridan B. Westgarde, our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange
Act), as of as of the end of the period covered by this report. Based on this evaluation, Mr. Westgarde concluded that during the period of this report our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


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


The Company accounts for acquisition cost related to the Hamill, Prado and Brookshire leases using the successful efforts method. The Company accounts for its investments in the leases at cost initially, and the cost is adjusted for the Company's net revenue interest in the respective leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the respective leases (See Note 18). The Company depletes the acquisition cost of the respective lease using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves (See Note 18). In the case of the Prado and Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the property (See
Note 18).


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

NOTE 19 - ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

This section provides information required by Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities.

As of fiscal year ended May 31, 2004, no report was available on which the Company could base audited reserve estimates consistent with the Securities and Exchange Commission regulations. As such, the Company reported unaudited estimates that were subject to change once such a report became available. As of fiscal year ended May 31, 2005, the Company's reserve estimates were changed based on the January 1, 2005, report produced by R.A. Lenser and Associates, registered petroleum engineers and geologists. During fiscal year ending May 31, 2006, the Company received a new report for the period as of January 1, 2006 produced by R.A. Lenser and Associates, registered petroleum engineers and geologists. The proved reserves estimates in the report conform to the definitions as set forth in the Securities and Exchange Commission's Regulation S-X Part 210.4-10 (a) as clarified by various Commission Staff Accounting Bulletins and to the definitions endorsed by the Society of Petroleum Engineers
(SEE), the Society of Petroleum Evaluation Engineers (SPEE) and the World Petroleum Congresses (WPC)." R. A. Lenser & Associates, independent petroleum engineers located in Houston, Texas, prepared estimates of the net proved natural gas reserves as of January 1, 2006 for the South Sargent Field, Hamill Lease. The reserve estimates were prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission ("SEC"). The prices used in preparation of the reserve estimates were based on the market prices in effect as of December 31 2005, with the appropriate adjustments (transportation, gravity, basic sediment and water ("BS&W,") purchasers' bonuses, Btu, etc.) applied to each field. The reserve estimates represent the gross property revenue for the Hamill Lease (South Sargent Field). Our proved undeveloped (PUD) reserves primarily relate to reserves that are to be recovered from six new proved drilling locations. Since our Hamill Lease located in the South Sargent field in Matagorda Cou nty, Texas is in an area with multiple pay zones, this property has proved producing, proved non-producing and proved undeveloped reserves. Proved undeveloped reserves associated with the Hamill Lease in the South Sargent field in Matagorda County, Texas accounts for approximately 100% of our proved undeveloped gas reserves. We consider these reserves to be lower risk than other proved undeveloped reserves that require drilling at locations offsetting existing production. All of these proved undeveloped reserves are located in favorable structural locations within known producing fault blocks, with multiple pay zones, in a field with reservoirs that historically produced substantial volumes of gas under primary production. The main reason these reserves are classified as undeveloped is because they require significant additional capital investment associated with drilling new wells and building additional sales facilities in order to produce the reserves.


Aquatics Cellulose International Corp.
Estimated Net Reserves and Income Data
Attributable to Certain Leasehold Interests


                                     AS OF JANUARY 1, 2006                         AS OF JANUARY 1, 2005
                          ------------------------------------------    ----------------------------------------
                            Proved         Proved           Total          Proved       Proved         Total
                           Producing     Undeveloped       Proved        Producing    Undeveloped      Proved

Remaining Reserves
Oil/Condensate - Mbbls              1              0              1              1              0              1
Gas - MMCF                        122            205            328             39            205            244
Income Data
Future Gross Revenue       $  947,892     $1,591,741     $2,539,633     $  257,131     $1,046,928     $1,304,059
Deductions
----------------------------------------------------------------------------------------------------------------
Production Taxes                 --          119,381        119,381         17,644         78,520         96,164
Ad Valorem Taxes               35,854         55,692         91,546          9,059         36,630         45,689
Operating Costs                63,946         40,000        103,946         69,283         40,000        109,283
Development Costs              10,000        314,000        324,000                       254,000        254,000
----------------------------------------------------------------------------------------------------------------
Total Deductions           $  109,800     $  529,073     $  638,873     $   95,986     $  409,150     $  505,136

Future Net Income          $  838,092     $1,062,668     $1,900,760     $  161,145     $  637,778     $1,809,195
Discounted FNI @ 10%       $  772,238     $  751,028     $1,523,266     $  150,345     $  443,408     $  593,753


REPRESENTATIVE GAS PRICES: Natural gas - $7.25 and $5.10 for 2006 and 2005 respectively - Determined based on year-end unescalated prices and costs in accordance with the guidelines of the SEC, discounted at 10% per annum.

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. The reserve data included herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of reco verable oil and natural gas reserves may vary substantially from our estimates. Such variations may be significant and could materially affect estimated quantities and the present value of our proved reserves. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company or the oil and natural gas industry in general are subject.

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

Changes in Net Quantities of Proved Reserves

The following table shows the changes in the Companys estimated net quantities of proved reserves;



                                     As of January 1, 2006   As of January 1, 2005      Net Change
                                         Total Proved           Total Proved          Total Proved
Remaining Reserves
Oil/Condensate - Mbbls                                1                      1                    0
Gas - MMCF                                          328                    244                   84
Income Data
Future Gross Revenue                 $        2,539,633    $         1,304,059    $       1,235,574
Deductions
----------------------------------------------------------------------------------------------------
Production Taxes                                119,381                 96,164               23,217
Ad Valorem Taxes                                 91,546                 45,689               45,857
Operating Costs                                 103,946                109,283               (5,337)
Development Costs                               324,000                254,000               70,000
----------------------------------------------------------------------------------------------------
Total Deductions                     $          638,873    $           505,136    $         133,737

Future Net Income                    $        1,900,760    $         1,809,195    $          91,565
Discounted FNI @ 10%                 $        1,523,266    $           593,753    $         929,513

Changes in Remaining Reserves

The increase in the Company's gas reserves of 84 MMCF over the 2005 and 2006 periods is a direct result of the Company's recompletion work on existing well bores on the property, which has identified the additional reserves.


Changes in Future Income

The increase in the Company's future net income of $91,565 and increase in discounted future net income of $929,513 over the 2005 and 2006 periods is a result of the Company's identification of additional reserves through recompletion work performed on existing well bores, combined with the increase in estimated future natural gas prices. The representative gas price used in the 2005 reserve report by R.A Lenser was $5.10 / mcf, whereas in 2006, the price was reduced to $7.25 / mcf.

SIGNATURES


Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

          DATED: February 4, 2008              BY: /S/ SHERIDAN B. WESTGARDE
                                               ---------------------------------
                                               Chief Executive Officer