Form 10QSB/A
period 2006-08-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2008-02-04
CIK 1081242

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


121G Shuswap Street NW, Salmon Arm B.C. Canada          V1E 4P2
------------------------------------------              -------
(Address of principal executive offices)               (Zip Code)



       Registrant's Telephone number, including area code: (250) 833-1985


         331 4th Street NE, Salmon Arm B.C.                      V1E 4P2
          --------------------------------------------------------------
         (former, name, address and former fiscal year, if changed since last report)


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

This Quarterly Report on Form 10-QSB/A has been refiled in its entirety for the purpose of making corrections to certain disclosures. Financial results remain unchanged from previous filing. Changes to the document have been made in the following sections;


* (Cover page) ----------------------------------------------page 0
* Item 3 Controls and Procedures ----------------------------page 39


          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES / / NO /X/

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

FOR THE THREE-MONTH PERIOD ENDED                   AUGUST 31, 2006                    AUGUST 31, 2005
                                             LEASE TOTAL          AQCI %        LEASE TOTAL         AQCI %
----------------------------------------------------------------------------------------------------------
   TOTAL REVENUE                               $618,673          $98,988          $194,619         $31,139
   TOTAL LEASE OPERATING EXPENSES              $ 85,691          $17,138          $ 37,300         $ 7,460
----------------------------------------------------------------------------------------------------------
   NET INCOME                                  $532,982          $81,850          $157,319         $23,679


NOTE 5 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following at August 31, 2006:

Balance at beginning of period                                      $   49,918

Proportionate equity in oil revenues                                         0

Receipt of earnings in Prado lease                                           0

Depletion of investment cost                                                 0
                                                                    ----------
                                                                    $   49,918
                                                                    ==========
                                       15

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


         As a result of the Comment Letter and the review of our disclosure controls and procedures, we have embarked on a process to address and correct the deficiencies in certain of our filings done with the commission, as well as complete and file our outstanding quarterly and annual reports. This process has included the re-filing of certain quarterly and annual reports that include the missing exhibits and correct certification format. In review of the Company's accounting for the liability of the existing convertible debt we have engaged additional financial professionals and recalculated and restated these liabilities in accord with SFAS 133 rules for accounting for derivative instruments and included the results of these restatements in our report on 8K dated March 9, 2007 and our annual report on Form 10-KSB/A for the fiscal year ended May 31, 2006, filed on February 4, 2008. This report on Form 10-QSB/A for the period ended August 31, 2006, takes into account our accounting for our convertible debt liability in accord with SFAS 133, rules for accounting for derivative instruments.

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


      DATED: February 4, 2008           BY: /S/ SHERIDAN B. WESTGARDE
                                             ----------------------------------
                                             Chief Executive Officer