Form 10QSB/A
period 2006-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2008-02-05
CIK 1081242

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


     * (Cover page) ----------------------------------------------page 0
     * Item 3 Controls and Procedures ----------------------------page 40

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Mr. Sheridan B. Westgarde, our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange
Act), as of the end of the period covered by this report. Based on this evaluation, Mr. Westgarde concluded that during the period of this report our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

        As a result of the Comment Letter and the review of our disclosure controls and procedures, we have embarked on a process to address and correct the deficiencies in certain of our filings done with the commission, as well as complete and file our outstanding quarterly and annual reports. This process has included the re-filing of certain quarterly and annual reports that include the missing exhibits and correct certification format. In review of the Company's accounting for the liability of the existing convertible debt we have engaged additional financial professionals and recalculated and restated these liabilities in accord with SFAS 133 rules for accounting for derivative instruments and included the results of these restatements in our report on 8K dated March 9, 2007 and our annual report on Form 10-KSB/A for the fiscal year ended May 31, 2006, filed on February 4, 2008. This report on Form 10-QSB/A for the period ended November 30, 2006, takes into account our accounting for our convertible debt liability in accord with SFAS 133, rules for accounting for derivative instruments.

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

      DATED: February 5, 2008                BY: /S/ SHERIDAN B. WESTGARDE
                                                 ------------------------------
                                                 Chief Executive Officer