Form 10QSB/A
period 2007-02-28
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2008-02-05
CIK 1081242

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


       Registrant's Telephone number, including area code: (250) 833-1985
                                                           --------------
         331 4th Street NE, Salmon Arm B.C.                      V1E 4P2
       -----------------------------------------------------------------
         (former, name, address and former fiscal year, if changed since last report)

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

     * (Cover page) ----------------------------------------------page 0
     * Item 3 Controls and Procedures ----------------------------page 42


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
========================================================================

                                                   See accompanying notes
                                       3

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

        As a result of the Comment Letter and the review of our disclosure controls and procedures, we have embarked on a process to address and correct the deficiencies in certain of our filings done with the commission, as well as complete and file our outstanding quarterly and annual reports. This process has included the re-filing of certain quarterly and annual reports that include the missing exhibits and correct certification format. In review of the Company's accounting for the liability of the existing convertible debt we have engaged additional financial professionals and recalculated and restated these liabilities in accord with SFAS 133 rules for accounting for derivative instruments and included the results of these restatements in our report on 8K dated March 9, 2007 and our annual report on Form 10-KSB/A for the fiscal year ended May 31, 2006, filed on February 4, 2008. This report on Form 10-QSB/A for the period ended February 28, 2007, takes into account our accounting for our convertible debt liability in accord with SFAS 133, rules for accounting for derivative instruments.

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

                  DATED: February 5, 2008          BY: /S/ SHERIDAN B. WESTGARDE
                                                       -------------------------
                                                        Chief Executive Officer