Form 10KSB/A
period 2007-05-31
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2008-03-06
CIK 1081242

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

Item 5 - Market For Common Equity And Related Shareholder Matters -- page 9

Item 11 - Security Ownership Of Certain Benificaial Ownership And
          Management ----------------------------------------------- page 19

Item 13 - Exhibits And Reports In Form 8K -------------------------- page 23

Note 2 - Summary of Significant Accounting Policies ---------------- page F-10

Note 13 - Stock ---------------------------------------------------- page F-22

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


         During May of 2007, Mr. Lonnie Hayward and Sherdian Westgarde, CEO of the Company, signed agreements to irrevocably waive certain rights associated with the conversion of their Series A Convertible Preferred stock into the Company's common stock.



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



During May of 2007, Mr. Lonnie Hayward and Sherdian Westgarde, CEO of the Company, signed agreements to irrevocably waive certain rights associated with the conversion of their Series A Convertible Preferred stock into the Company's common stock.

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

10.48         Letter Agreement Ackles Dated Oct 17, 2006 (13)
10.49         Agreement between Ackles Legacy and Aquatic dated
              October 23, 2006 (13)
10.50         Technology Purchase and Sale Agreement Dated Oct 30th 2006 (13)
10.51 Agreement Regarding the Purchase and Sale of Aquatic's Interest in the Prado Field (13)
10.52 Letter Agreement regarding New Century relinquishment of rights to Aquatic Shares (13)
10.53         Memorandum Concerning The Termination Of The Development
              Agreement (13)
10.54         Employment Agreement of Sheridan Westgarde (13)
10.55         Consultant Agreement of Les Westgarde (13)
10.56         Certificate of Amendment to Company's Articles of
              Incorporation (14)
10.57 Estimated Reserves And Future Income Attributable to Certain Leasehold Interest as of January 1, 2007 (15)
10.58         Certificate of Designation - (Preferred Shares) (15)
10.59         Debenture Amendment Agreement (15)
10.60         Preferred Share Letter Agreements UBA(15)
10.61         Preferred Share Letter Agreements Sheridan Westgarde (15)
10.62         Preferred Share Letter Agreements Lonnie Hayward (15)
10.63         Default Notice and Default Cancellation Agreement (15)
10.64         Letter Agreement for Cancelation of Rights - Sheridan Westgarde
10.65         Letter Agreement for Cancelation of Rights - Lonnie Hayward


14            Code of Ethics for Chief Executive Officer and Senior Financial
              Officers (15)
31.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(12) Previously filed with the Commission on April 17, 2007 as part of Aquatic Cellulose International Corp.'s Annual Report on Form 10-KSB/A for the year ended May 31, 2006, and incorporated by reference herein.
(13) Previously filed with the Commission on May 25, 2007 as part of Aquatic Cellulose International Corp.'s Quarterly Report on Form 10-QSB for the period ended November 30, 2006, and incorporated by reference herein.
(14) Previously filed with the Commission on June 14, 2007 as part of Aquatic Cellulose International Corp.'s PRER 14C Information Statement, and incorporated by reference herein.
(15) Previously filed with the Commission on November 13, 2007 as part of Aquatic Cellulose International Corp's Annual Report on Form 10-KSB for the year ended May 31, 2007, and incorporated by reference herein.


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


NOTE 13 - STOCK


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


On May 27, 2007, Mr. Lonnie Hayward and Sherdian Westgarde, CEO of the Company, signed agreements to irrevocably waive certain rights associated with the conversion of their Series A Convertible Preferred stock into the Company's common stock.


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


   DATED: March 6, 2008                          By: /s/ Sheridan B. Westgarde
                                                     -------------------------
                                                     Sheridan B. Westgarde
                                                     Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit
Number        Description
--------     ------------

10.64         Letter Agreement for Cancelation of Rights - Sheridan Westgarde
10.65         Letter Agreement for Cancelation of Rights - Lonnie Hayward
31.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350