Form 10QSB
period 2007-11-30
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2008-03-21
CIK 1081242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended NOVEMBER 30, 2007

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

  ---------------------------------------------------------------------------
  (former, name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                         Outstanding at
 Class of Common Stock                   November 30, 2007
------------------------               -------------------
   $.001 par value                        100,000,000

             TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES NO X

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.



                                      INDEX

PART I - FINANCIAL INFORMATION

     ITEM 1. Consolidated Financial Statements                                3

     Consolidated Balance Sheet at November 30, 2007 (unaudited)              4

     Consolidated Statements of Operations for the three and six-months       5
       ended  November 30, 2007 (unaudited) and 2006(unaudited)

     Consolidated Statements of Comprehensive Loss for the six-months         7
       ended November 30, 2007 (unaudited) and 2006(unaudited)

     Consolidated Statements of Cash Flows for the six-months ended
       November 30, 2007 (unaudited) and 2006 (unaudited)                     8

     Notes to Consolidated Financial Statements (unaudited)                   9

     ITEM 2. Management's Discussion and Analysis of Financial Condition     26
        and Plan of Operations.

     ITEM 3. Control and Procedures                                          35

PART II. - OTHER INFORMATION

     ITEM 1. Legal Proceedings                                               37

     ITEM 2. Changes in Securities and Use of Proceeds                       37

     ITEM 3. Defaults Upon Senior Securities                                 37

     ITEM 4. Submission of Matters of a Vote to Security Holders             37

     ITEM 5. Other Information                                               38

     ITEM 6. Exhibits and Reports on Form 8-K                                38


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF

AQUATIC CELLULOSE
INTERNATIONAL CORP.
AND SUBSIDIARY
Three-month periods ended November 30, 2007 and 2006
(Unaudited)

                                            AQUATIC CELLULOSE INTERNATIONAL CORP

                                                      CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
-------------------------------------------------------------------------------
                                                        NOVEMBER 30, 2007

ASSETS


Current Assets
    Cash                                                    $    231,637
    Accounts Receivable                                            1,434
                                                            ------------
    Total Current Assets                                         233,071
Property and equipment, net                                        8,807
Investment in Hamill lease                                       771,262
Investment in Brookshire lease                                   105,758
Advance on equipment purchase                                    100,000
Intangible assets                                                 52,763
                                                            ------------
    Total Assets                                            $  1,271,661
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                        $    156,177
    Accrued expenses                                           1,550,051
    Amounts due to related parties                               166,996
    Convertible debentures                                     1,930,800
    Derivative liability                                       7,138,823
    Warrant liability                                             17,991
    Notes payable                                                237,400
                                                            ------------
      Total current liabilities                               11,198,238
                                                            ------------

Stockholders' Deficit
    Preferred stock, $0.001 par value per share
      10,000,000 shares authorized. 3,783,390 shares
      issued and outstanding                                       3,783
    Common stock, $0.001 par value, 100,000,000
         shares authorized, 100,000,000 shares issued and
        outstanding                                              100,000
    Additional paid in capital                                 5,915,330
    Accumulated deficit                                      (16,153,898)
    Foreign currency translation                                 208,208
                                                            ------------
      Total stockholders' deficit                             (9,926,577)
                                                            ------------

Total Liabilities and Stockholders' Deficit                 $  1,271,661
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


                                                              AQUATIC CELLULOSE INTERNATIONAL CORP

                                                              Consolidated Statements of Operations
                                                                                        (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                                            NOVEMBER 30, 2007    NOVEMBER 30, 2006
                                                            -----------------    -----------------
Equity in earnings of lease                                    $      21,713              72,379

Operating expenses
      Selling, general and administrative                             97,060             142,786
      Depreciation and depletion                                      43,976              85,105
                                                               -------------       -------------
           Total operating expenses                                  141,036             227,891
                                                               -------------       -------------

Loss from operations                                                (119,323)           (155,512)
                                                               -------------       -------------

Other income (expense)
      Interest expense                                              (106,156)           (111,086)
      Change in derivative liability                              (4,148,476)            755,008
      Gain from write off of debt                                                        212,081
      Gain from sale of Prado                                                            255,157
      Other Income                                                                         4,029
                                                               -------------       -------------

Total other income (expense)                                      (4,254,632)          1,115,189
                                                               -------------       -------------

Net income (loss)                                              $  (4,373,955      $     959,677
                                                               =============      =============

Weighted Average Shares Outstanding                              100,000,000         100,000,000
                                                               =============       =============

Net income (loss) Per Common Share - Basic and Fully Diluted   $       (0.04)   $       (0.041


                                                         See accompanying notes.


                                                          AQUATIC CELLULOSE INTERNATIONAL CORP

                                                          Consolidated Statements of Operations
                                                                                     (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                         SIX MONTHS ENDED       SIX MONTHS ENDED
                                                         NOVEMBER 30, 2007      NOVEMBER 30, 2006
                                                         -----------------      -----------------

Equity in earnings of lease                                $      63,289               154,229

Operating expenses
      Selling, general and administrative                        165,053               229,907
      Financing fees                                                                    20,000
      Depreciation and depletion                                  92,647               165,551
                                                           -------------         -------------
           Total operating expenses                              257,700               415,458
                                                           -------------         -------------

Loss from operations                                            (194,411)             (261,229)
                                                           -------------         -------------

Other income (expense)
      Interest expense                                          (208,568)             (213,100)
      Change in derivative liability                           7,847,532            (7,311,034)
      Gain from settlement of Ackles debt                                              212,081
      Gain from sale of Prado                                                          255,157
      Other Income                                                                      4,029
                                                           -------------         -------------

Total other income (expense)                                   7,638,964            (7,052,867)
                                                           =============         =============

Net income (loss)                                          $   7,444,553         $  (7,314,096)
                                                           =============         =============

Weighted Average Shares Outstanding - Basic                  100,000,000           100,000,000
                                                           =============         =============

Net income (Loss) Per Common Share - Basic                 $        0.07         $       (0.07)
                                                           =============         =============

Weighted Average Shares Outstanding - Fully Diluted          100,920,000
                                                           =============

Net income (Loss) Per Common Share - Fully Diluted         $        0.07
                                                           =============


                                                         See accompanying notes.

                                   AQUATIC CELLULOSE INTERNATIONAL CORP


                       Consolidated Statements of Comprehensive Income
                                                           (UNAUDITED)
-----------------------------------------------------------------------
                                   SIX MONTHS ENDED   SIX MONTHS ENDED
                                  NOVEMBER 30, 2007  NOVEMBER 30, 2006
                                  -----------------  -----------------


Net Income (loss)                   $ 7,444,553        $(7,314,096)

Foreign currency translation            253,618             (2,996)
                                    -----------        -----------

Comprehensive Income (loss)         $ 7,698,171        $(7,317,092)
                                    -----------        -----------

                                            See accompanying notes.


                                                                           AQUATIC CELLULOSE INTERNATIONAL CORP

                                                                          Consolidated Statements of Cash Flows
                                                                                                    (UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED    SIX MONTHS ENDED
                                                                          NOVEMBER 30, 2007   NOVEMBER 30, 2006
                                                                          -----------------   -----------------
Cash flows from operating activities:
           Net income (loss)                                                $ 7,444,553         $(7,314,096)
           Adjustments to reconcile net income (loss) to
             net cash provided by (used in) operating activities:
                 Depreciation and depletion                                      92,647             165,551
                 Accretion of convertible debt discount                                              31,680
                 Undistributed equity in losses of leases                        20,871               3,908
                 Gain on writeoff of debt                                                          (212,081)
                 Gain on sale of investment of Prado                                               (255,157)
Change in operating assets and liabilities
                 Prepaid expenses and other current assets                                           (4,668)
                 Accounts receivable                                             (1,220)
                 Change in derivative liability                              (7,831,068)          7,259,951
                 Change in warrant liability                                    (16,464)             19,403
                 Accounts payable and accrued expenses                          290,710             192,319
                 Due to related parties                                          18,000              13,820
                                                                            -----------         -----------
                 Net cash provided by (used in) operating activities             18,029             (99,370)
                                                                            -----------         -----------
Cash flows from investing activities:
           Proceeds from sale of Prado                                                               300,000
           Additional investment in Hamill lease                               (138,975)           (226,420)
           Acquisition of equipment                                              (1,692)
                                                                            -----------         -----------
                 Net cash provided by (used in) investing activities           (140,667)             73,580
                                                                            -----------         -----------

Cash flows from financing activities:
           Proceeds from the issuance of notes payable                           75,680             215,000
           Payments on notes payable                                            (14,997)           (137,982)
           Payments on related party debt                                                           (65,000)
                                                                            -----------         -----------
                 Net cash provided by (used in) financing activities             60,683              12,018
                                                                            -----------         -----------

           Effect of foreign currency exchange rate on cash balance             250,855              (2,996)
                                                                            -----------         -----------

Net decrease in cash                                                           (188,900)            (16,768)

Cash at beginning of period                                                      42,737              83,817
                                                                            -----------         -----------

Cash at end of period                                                       $   231,637         $    67,049
                                                                            ===========         ===========

                                                                                     See accompanying notes.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



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

During October of 2006 the Company acquired all rights, title and interest to the patented TigeroLynk underwater manipulator system. The Company had in the past advanced $100,000 for the construction of one of these machines, which was partially completed (See Note 14).

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

The financial information of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd., for the six months ended November 30, 2007 and 2006, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant Intercompany balances and transactions have been eliminated.

BUSINESS OPERATIONS

As of November 30, 2007 the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



ACL owns the patented TigerLynk technology, its US and Canadian patents, blueprints, drawings and concepts, and also provides management services to AQCI and its working interests in the Hamill, and Brookshire properties (See Notes 5, 7 and 14).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company has experienced recurring losses, has a working capital deficiency of $10,965,167 and an accumulated deficit of ($16,153,898) as of November 30, 2007. The Company's current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company's investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 13). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing may cause the Company to curtail its operations.

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

LONG-LIVED ASSETS

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements' estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the periods ended November 30, 2007 and 2006, no impairments have been recorded on proved properties.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the periods ended November 30, 2007 and 2006, no impairments have been recorded on unproved properties

INVESTMENT IN HAMILL AND BROOKSHIRE LEASES

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



Since the Company did not issue stock options to employees during the quarter ended November 30, 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period.

For computing Fully Diluted EPS for outstanding warrants the Company uses the "Treasury Stock Method". The numerator stayed the same as in Basic EPS for net earnings. The denominator for the weighted average number of common shares outstanding was adjusted to reflect the assumed conversion of outstanding warrants at the beginning of the period. As of November 30, 2007 the potential excess number of shares issued over the potential number of shares purchased increased the aggregate total of outstanding shared by 920,000.

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

COMPREHENSIVE INCOME

The Company has determined that the Company's net income (loss) and foreign currency translation adjustments were the only components of its comprehensive income as of November 30, 2007 and 2006, respectively.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. At November 30, 2007, the estimated fair value of the Company's derivative liability was $7,138,823, as well as a warrant liability of $17,991. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company's commons stock to determine estimated fair value of the derivative liability. In valuing the debt features at November 30, 2007, the Company used the closing price of $0.017 and the respective conversion and exercise prices for the warrants. For the six month period ended November 30, 2007, there was an decrease in the market value of the Company's common stock from $0.033 at May 31, 2007 to $0.017 at November 30, 2007.

TRANSLATION OF FOREIGN CURRENCY

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, ACL, operates in Canada and its operations are conducted in Canadian currency and therefore its functional currency is the Canadian dollar. In consolidation, foreign currency translation gains and losses are included in other comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

In accordance with Release No. 8760 of the Securities Act of 1933, commencing with the Company's fiscal year ending May 31, 2008, the Company will become subject to the requirement to include in its annual report management's assessment of internal controls over financial reporting. This assessment will require the Company to document and test its internal control procedures in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. The Company's independent registered public accountants will be required to attest to the Company's assessment of internal controls for its fiscal year ending May 31, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that SFAS 159 will have any material effect on its financial statements.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, ACCOUNTING FOR NONREFUNDABLE ADVANCE PAYMENTS FOR GOODS OR SERVICES TO BE USED IN FUTURE RESEARCH AND DEVELOPMENT ACTIVITIES , ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS No. 141(R)"), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements but the impact will be limited to any future acquisitions beginning in fiscal 2010.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51," ("SFAS No. 160"), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



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

NOTE 3 - ADVANCE ON EQUIPMENT PURCHASES AND SETTLEMENT OF DEBT

The Company has an advance of $100,000 put towards the purchase of one TigeroLynk machine, at a total expected cost of $750,000. While the contract with the original contractor has long since terminated, the Company has the mechanical arm and assembly, representing a significant portion of the machine construction, stored at Beaver Manufacturing Ltd, in Kamloops, British Columbia, Canada. The Company has since acquired all patents and associated blueprints and drawings with the intention of completing the construction and eventual marketing of the technology (See below and Note 14).

In addition to the $100,000 on deposit for the TigeroLynk equipment, the Company had, since the period ended November 30, 2005, been in negotiations on a settlement agreement with Gary Ackles regarding amounts owed Ackles. As of the period ended November 30, 2006, the Company closed the final settlement agreement with Gary Ackles, the Company's former CEO. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept the $25,000, on deposit with him, as payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The payment to Ackles was the $196,970 that was also on deposit with him, as well as an additional payment of $40,000 on the deal closing date. The purchase of the TigeroLynk(TM) technology involved the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue 5 percent of its issued and outstanding stock to Ackles, as incentive to completing the settlement agreement, pending the completion of the process to increase the authorized shares (See Note 14).

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

The consolidated financial statements for the period-ended November 30, 2007, include an intangible asset of $52,763 for the US and Canadian patents and associated blueprints and drawings (See Note 14).

NOTE 4 - NOTES PAYABLE

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending increase in the Company's authorized shares (See Note 13). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services in relation to future funding and financing of the Company. Since the date of this investment and as of November 30, 2007, the Company has not been able to establish any correspondence with this investor.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



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

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principal balance owing of $6,808 as at November 30, 2007, is included in notes payable. During Oct 2007, the Company received an additional zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended November 30, 2007 there were no principal payments made. This note is included in notes payable.

During July and September 2006, the Company received a loan, bearing interest at 8% annually, from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During November 2006, May 2007 and June 2007 the Company made payments aggregating $21,879. As of November 30, 2007 the principal amount remaining was $78,120 and is included in notes payable.

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


NOTE 5 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at November 30, 2007:


Balance at beginning of period                     $ 705,918

Additional investment                                109,303

Proportionate equity in natural gas revenue           38,939

Receipt of earnings in Hamill lease                  (38,922)

Depletion of investment cost                         (43,976)
                                                   ---------

                                                   $ 771,262
                                                   =========

The Hamill lease represents a significant equity investment of the Company. The following table presents three month and six month total revenue, expenses and net income for the Hamill lease, as well as the Company's proportionate share.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



FOR THE THREE-MONTH PERIOD ENDED            NOVEMBER 30, 2007                  NOVEMBER 30, 2006
                                       LEASE TOTAL         AQCI %         LEASE TOTAL         AQCI %
---------------------------------------------------------------------------------------------------------
TOTAL REVENUE                          $243,370         $ 38,939          $654,602          $104,736
TOTAL LEASE OPERATING EXPENSES         $ 86,130         $ 17,226          $161,785          $ 32,357
---------------------------------------------------------------------------------------------------------
NET INCOME                             $157,240         $ 21,713          $492,817          $ 72,379

FOR THE SIX-MONTH PERIOD ENDED              NOVEMBER 30, 2007                  NOVEMBER 30, 2006
                                       LEASE TOTAL         AQCI %         LEASE TOTAL         AQCI %
---------------------------------------------------------------------------------------------------------
TOTAL REVENUE                         $  607,797        $   92,602        $1,273,275        $  203,724
TOTAL LEASE OPERATING EXPENSES        $  146,565        $   29,313        $  247,476        $   49,495
---------------------------------------------------------------------------------------------------------
NET INCOME                            $  461,232        $   63,289        $1,025,799        $  154,229


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

NOTE 7 - INVESTMENT IN BROOKSHIRE LEASE

The investment in Brookshire lease consists of the following at November 30, 2007:

Balance at beginning of period         $105,758
Additional investment                         0
Reimbursement of drilling costs               0
                                       --------
                                       $105,758
                                       ========


NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at November 30, 2007:

Accrued interest                 $ 1,479,464
Accrued professional fees             65,145
Accrued payroll liability              6,373
GST tax return                          (931)
                                 -----------
                                 $ 1,550,051
                                 ===========

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



NOTE 9 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at November 30, 2007:

Unpaid license agreement between Legacy
   Systems and Company  (See Note 3)                    $ 80,000
Unpaid consulting fees due to Sheridan Westgarde
   (See Note 12)                                          12,000
Unpaid consulting fees to Harvey Smith
   (See Note 14)                                          19,000
Unpaid consulting fees to Lonnie Hayward
    (See Notes 12 and 14)                                 11,996
Funds borrowed from Legacy Systems
     (See Notes 3 and 12)                                 44,000
                                                        --------

                                                        $166,996

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the six-month period ended November 30, 2007 and 2006, the Company accreted $0 and $31,680, respectively, of debt discount related to the notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

          Date of Warrants      Number of       Value at      Initial Volatility
             Issued             Warrants        Issuance           Factor
          ----------------      --------        --------      ------------------

          March 22, 2004        900,000        $  3,585            254%
          August 6, 2004        250,000        $    552            254%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at August 31, 2007, the Company used the closing price of $0.007, the respective exercise price, the remaining term on each warrant, and a volatility of 170%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the three month period ended November 30, 2007, the warrant derivative liability had increased to a value of $17,991, due in part to a increase in the market value of the Company's common stock to $0.017 from $0.007 at August 31, 2007, which resulted in an "Other expense" item of $11,552 for the three month period ended November 30, 2007. The Company used a closing price of $0.017, the respective exercise prices, remaining time till maturity and 207% volatility factor.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)


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

         Date of              Amount of      Debt Features          Initial
           Note                Notes        Value at Issuance    Carrying Value
         ----------          ----------     -----------------    --------------

        May 31, 2003         $  780,800        $ 1,281,362        $     --
        March 22, 2004       $  900,000        $   768,413        $  128,002
        August 6, 2004       $  250,000        $   209,989        $   39,459

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at November 30, 2007, the company used the closing price of $0.017 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 207%. For the six month ended November 30, 2007 the estimated value of the debt features decreased to $7,138,823. The Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $4,148,476 for the three-month period ending November 30, 2007.

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

For the six-month period ended November 30, 2007 and 2006, the Company recorded other income of $7,847,532 and other expense of $7,311,034 respectively, related to the value of the debt features and value of the warrants. A tabular reconciliation of this adjustment follows:

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



                                                                                    Three-month            Three-month
INTEREST INCOME (EXPENSE) RELATED TO                                                November 30,           November 30,
CONVERTIBLE DEBT                                                                         2007                2006
-----------------------------------------------------------------------------------------------------------------------

          2003 and 2004 Derivative Liability                                          $(4,136,924)        $   749,248
          2003 and 2004 Warrant Liability                                                 (11,552)              5,761
          Accretion of 2003 convertible debt                                                 --                  --
          Accretion of 2004 convertible debt                                                 --                  --
     ----------------------------------------------------------------------------------------------------------------
     Total Interest Income (Expense) related to Convertible Debt                       (4,148,476)            755,009
     ----------------------------------------------------------------------------------------------------------------






                                                                                       Six-month            Six-month
       INTEREST INCOME (EXPENSE) RELATED TO                                           November 30,          November 30,
       CONVERTIBLE DEBT                                                                   2007                 2006
     --------------------------------------------------------------------------------------------------------------------

          Three-month period ended August 31:                                         $ 11,996,008        $ (8,066,042)
          Three-month period ended November 30:                                         (4,148,476)            755,009
     --------------------------------------------------------------------------------------------------------------------
     Total Interest (Income) Expense related to Convertible Debt                         7,847,532          (7,311,034)
     --------------------------------------------------------------------------------------------------------------------


The balance of the carrying value of the convertible debt as of November 30, 2007 is:


     $   1,930,800        May 31, 2007 value
                 0        accretion of convertible debt
    ---------------
     $   1,930,800        November 30, 2007 carrying value of debt


The balance of the carrying value of the derivative liability as of November 30, 2007 is:

     $  14,969,891        May 31, 2007 value of derivative liability
           932,667        decrease in values of 2003 derivative liability
         6,898,401        decrease in values of 2004 derivative liability
     ------------
     $   7,138,823        November 30, 2007 value of derivative liability

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



The balance of the carrying value of the warrant liability as of November 30, 2007 is:


     $      34,455        May 31, 2007 value of warrant liability
                 0        expense, increase in values of 2003 warrant liability
            16,464        income, decrease in values of 2004 warrant liability
     -------------
     $      17,991        November 30, 2007 value of warrant liability

In connection with these convertible debentures, the Company had $1,469,113 of accrued interest at November 30, 2007 which is included in accrued expenses in these consolidated financial statements.

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

NOTE 11 - STOCKHOLDERS' DEFICIT

COMMON STOCK
------------

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of November 30, 2007 and 2006, 100,000,000 shares were issued and outstanding. The Company plans to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See
Note 13).

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



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

As of November 30, 2007, 3,783,390 shares of Series A convertible preferred stock are issued.

NOTE 12 - RELATED PARTY TRANSACTIONS

On May 2, 2007, the Company Sole Board of Directors approved the appointment of Mr. Lonnie Hayward to the Board of Directors. Mr. Hayward was appointed to fill a vacancy and as permitted by the Company's Articles of Incorporation and By-laws. (See Note 14)

During March 2004, the Company entered into a consulting agreement with Lonnie Hayward, a Consultant who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, was for one year and provided for consulting fees of $3,500 cash and $1,500 worth of Company common stock. As of fiscal year ended May 31, 2007, the Company has continued to honor the terms of Mr. Hayward's original contract and have been doing so on a month to month basis. As of March 31, 2007, approximately $59,190 was owed to Mr. Hayward for unpaid consulting fees. During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During April 2007, the Board of Directors approved the issuance of 166,151 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of all amounts owed to Mr. Hayward for consulting and 49,200 shares as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company during July and September of 2006. In addition, the Company had committed to make Mr. Hayward a 27 percent shareholder in the issued and outstanding shares following initial issuance to stakeholders. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of the Company's long standing obligation to make Mr. Hayward a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 11 and 14).

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NOVEMBER 30, 2007 (UNAUDITED)



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

INDIVIDUAL                                                        PROPOSED PERCENTAGE
                                                                     OF ISSUED AND
                                                                   OUTSTANDING STOCK
                                                                   FOLLOWING ISSUANCE
                                                                  TO MAJOR STAKEHOLDERS

Gary Ackles for settlement of amounts due (See Notes 3 and 14)           5.00%
Legacy Systems for settlement of Amounts Due (See Note 9)                1.08%

Harvey Smith for expertise & consulting
(See Note 14)                                                            4.89%


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

NOTE 14 - SUBSEQUENT EVENTS

During March 2008, the Company reached a settlement agreement with Harvey Smith to settle all commitments made to Mr. Harvey Smith. The agreement calls for the Company to pay Mr. Smith $15,000 in cash, within 6 months, as release of all prior commitments the Company has made in cash or stock. (See Note 9 and 13).

On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies.

As reported on Form 8K, filed on February 26, 2008, on January 20, 2008 the Company signed a agreement to sell all rights, title and interest in the TigeroLynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were finalized on February 20, 2008. Those terms include the Company being relinquished of all prior commitments in royalties and stock made to Gary Ackles and the Company receiving $314,000 from HIRS, comprised of a $64,000 in deposits already paid and 10 equal payments of $25,000, commencing March 1, 2008 and finishing December 1, 2008. Additionally, the terms of the sale Mr. Lonnie Hayward, a principal of HIRS, and former Director of the Company, agreed to relinquish to the Company all common and/or preferred stock held by him at the time of the transaction. In the event of default on the payment terms all rights acquired by HIRS per the agreement shall terminate at the discretion of the Company.

On January 31, 2008, the Holders of the Company's convertible notes agreed to exchange all accrued and unpaid interest due under the terms of the notes for three new convertible debentures aggregating $227,068. These debentures bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 70 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

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

         During October of 2006 the Company acquired all rights, title and interest to the patented TigeroLynk underwater manipulator system. The Company had in the past advanced $100,000 for the construction of one of these machines, which was partially completed (See Notes 14 - Notes to Consolidated Financial Statements).

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

     Aquatic's LONG-TERM OBJECTIVES are as follows:

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

OTHER EVENTS

     On January 31, 2008, the Holders of the Company's convertible notes agreed to exchange all accrued and unpaid interest due under the terms of the notes for three new convertible debentures aggregating $227,068. These debentures bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 70 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

     On January 20, 2008 the Company sold all rights, title and interest in the TigeroLynk technology to Hollund Industrial Robotics Systems Inc (HIRS). As original condition of purchase of the TigeroLynk technology the Company had made certain profit share and royalty commitments, as well as a 5% common stock commitment to Gary Ackles, founder of TigeroLynk. As condition of the sale to Hollund the Company is relinquished of all these prior commitments. The Purchase and Sale agreement contained two (2) components to the compensation paid to the Company; 1) Hollund will pay the Company $50,000 cash payment and 3,076,923 shares of Hollund Industrial Inc. common stock and 2) Mr. Lonnie Hayward, a principle of HIRS, relinquished to the Company all common and/or preferred stock held by him at the time of the transaction. On January 29, 2008, the Company received a payment of $14,000, leaving $36,000 of the cash payment portion, and the 3,076,923 shares as unpaid.

     On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies.

     During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company's former CEO, which results in the Company owning a major component to the TigeroLynk(TM) AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment) (See Note 3 and 14 - Notes to Consolidated Financial Statements)

         As of November 30, 2007, the Company is utilizing two employees, under contract, to manage 100 percent of the administration and business development.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH ENDED NOVEMBER 30, 2007 COMPARED TO NOVEMBER 30, 2006

         The Company recognized its equity interest in Sargent South lease in the amount of $21,713 for the three-month ended November 30, 2007, compared with $72,379 for the three-month ended November 30, 2006. The decrease in equity interest is primarily due to decreased production and the overall reductions in the selling price of our natural gas.

         Operating expenses for the three-month ended November 30, 2007 and 2006 were $141,036 and $227,891, respectively, for a decrease of $86,855 or 38%. The decrease was attributable to a decrease in selling, general and administrative expenses of $45,726 and a decrease of $41,129 in depreciation and depletion in connection with decreased production from the Sargent South lease. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions. (See Notes 5 & 7 - Notes to Consolidated Financial Statements).

FOR THE SIX-MONTH ENDED NOVEMBER 30, 2007 COMPARED TO NOVEMBER 30, 2006

         The Company recognized its equity interest in Sargent South lease in the amount of $63,289 for the six-month ended November 30, 2007, compared with $154,229 for the six-month ended November 30, 2006. The decrease in equity interest is primarily due to decreased production and the overall reductions in the selling price of our natural gas.

         Operating expenses for the six-month ended November 30, 2007 and 2006 were $257,700 and $415,458, respectively, for a decrease of $157,758 or 38%. While there were decreases in selling, general and administrative and financing fee expenses of $64,854 and $20,000 respectively, the primarily reason for the decrease was the result of a $72,904 decrease in depreciation and depletion in connection with decreased production from the Sargent South lease. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions. (See Notes 5 & 7 - Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities for the six-month periods ended November 30, 2007 and November 30, 2006 was $18,029 and ($99,370), respectively, for a decrease in cash used in operating activities of $117,399. During the six-month ended November 30, 2007, the Company funded its operations primarily by means of revenue as compared to the same period ended November 30, 2006, whereby the Company funded its operations primarily by means of revenue and proceeds from the sale of its Prado field interests.

         Net cash provided by (used in) investment activities for the six-month ended November 30, 2007 and November 30, 2006 was ($140,667) and $73,580
respectively. The difference in cash used by investment activity between 2007 and 2006 was due primarily to the sale of Prado Field and reduction in amounts invested in our working interest leases. (See Notes 5 & 7 - Notes to Consolidated Financial Statements)

         Net cash provided by (used in) financing activities was $60,683 and $12,018 for the six-month ended November 30, 2007 and 2006, respectively.

         During February 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principal balance owing is $6,808 as at November 30, 2007. During Oct 2007, the Company received an additional zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended November 30, 2007 there were no principal payments made.

         During July and September 2006, the Company received a loan bearing interest at 8% annually, from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During November 2006, May 2007 and June 2007 the Company made payments aggregating $21,879, leaving the balance owing at November 30, 2007 of $78,120.

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

         For the period ended November 30, 2007 and 2006, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the issuance of debt.

         At November 30, 2007 the Company had cash of $231,637 and total current assets of $233,071. As of November 30, 2007, the Company had a working capital deficiency of $10,965,167 and an accumulated deficit of $(16,153,898). Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations. The Company plans to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See Note 13 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of its investments, the use of estimates for natural gas reserve information and the realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007.

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


CHANGES IN INTERNAL CONTROLS

         During the period covered by this report there have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         During July and August, respectively, the Company received two comment letters from the Securities and Exchange Commission in regards to the Company's PRER 14/C information statement filed on June 14, 2007, and the Company's prior financial filings. As of the date of this filing the Company is presently working to respond to these comments.

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

          DATED: MARCH 21, 2008         BY: /S/ SHERIDAN B. WESTGARDE
                                             -------------------------------
                                                 Chief Executive Officer