Form 10QSB
period 2008-02-29
AQUATIC CELLULOSE INTERNATIONAL CORP
filed 2008-04-22
CIK 1081242

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended FEBRUARY 29, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                                         Outstanding at
 Class of Common Stock                   February 29, 2008
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

                                   FORM 10-QSB
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                      Aquatic Cellulose International Corp.



                                      INDEX

PART I - FINANCIAL INFORMATION
     ITEM 1. Consolidated Financial Statements

    Consolidated Balance Sheet at February 29, 2008 (unaudited)

     Consolidated Statements of Operations for the three and nine-months ended
       February 29, 2008 (unaudited) and February 28, 2007(unaudited)

     Consolidated Statements of Comprehensive Loss for the nine-months ended
       February 29, 2008 (unaudited) and February 28, 2007(unaudited)

     Consolidated Statements of Cash Flows for the nine-months ended February
       29, 2008 (unaudited) and February 28, 2007 (unaudited)

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

     ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                               AQUATIC CELLULOSE
                              INTERNATIONAL CORP.
                                 AND SUBSIDIARY
        Nine-month periods ended February 29, 2008 and February 28, 2007
                                  (Unaudited)


                                            AQUATIC CELLULOSE INTERNATIONAL CORP

                                                      CONSOLIDATED BALANCE SHEET
                                                                     (UNAUDITED)
                                                               FEBRUARY 29, 2008
-------------------------------------------------------------------------------
ASSETS


Current Assets
    Cash                                                    $      1,327
    Accounts Receivable                                            3,961
    Notes Receivable                                             250,100
                                                            ------------
    Total Current Assets                                         255,388
Property and equipment, net                                        9,024
Investment in Hamill lease                                       725,141
Investment in Brookshire lease                                   105,758
                                                            ------------
    Total Assets                                            $  1,095,311
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                             151,930
    Accrued expenses                                           1,438,382
    Amounts due to related parties                               159,496
    Convertible debentures, net of discount of $213,515        1,944,353
    Derivative liability                                       1,709,352
    Warrant liability                                              2,447
    Notes payable                                                265,880
                                                            ------------
      Total current liabilities                                5,671,840
                                                            ------------

Stockholders' Deficit
    Preferred stock, $0.001 par value per share
      10,000,000 shares authorized. 2,007,194 shares
      issued and outstanding.                                      2,007
    Common stock, $0.001 par value, 100,000,000
         shares authorized, 100,000,000 shares issued and
        outstanding.                                             100,000
    Additional paid in capital                                 5,917,106
    Accumulated deficit                                      (10,555,980)
    Foreign currency translation                                 (39,662)
                                                            ------------
      Total stockholders' deficit                             (4,576,529)
                                                            ------------

Total Liabilities and Stockholders' Deficit                 $  1,095,311
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




                                                             AQUATIC CELLULOSE INTERNATIONAL CORP

                                                            Consolidated Statements of Operations
                                                                                      (UNAUDITED)
-------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                        FEBRUARY 29, 2008      FEBRUARY 28, 2007
-------------------------------------------------------------------------------------------------


Equity in earnings of lease                                 $     147,506           45,714

Operating expenses
      Selling, general and administrative                         160,928          105,579
      Financing fees                                                                12,500
      Depreciation and depletion                                  177,877           59,658
                                                            -------------    -------------
           Total operating expenses                               338,805          177,737
                                                            -------------    -------------

Loss from operations                                             (191,299)        (132,023)
                                                            -------------    -------------

Other income (expense)
      Interest expense                                            (20,312)         (18,087)
      Change in derivative liability                            5,672,083        1,538,103
      Accretion of convertible debt discount                      (13,553)
      Gain on Sale of Tiger-Lynk                                  176,000
      Gain from write off of debt                                                    1,334
      Other Income                                                (25,000)          (1,528)
                                                            -------------    -------------

Total other income (expense)                                    5,789,218        1,519,822
                                                            =============    =============


Net income                                                  $   5,597,919    $   1,387,799
                                                            =============    =============

Weighted Average Shares Outstanding                           100,000,000      100,000,000
                                                            =============    =============

Net income Per Common Share - Basic and Fully Diluted $ $            0.06             0.01

Weighted Average Shares Outstanding - Fully Diluted .         100,871,212      100,995,378
                                                            =============    =============

Net income Per Common Share - Fully Diluted                 $        0.06    $        0.01
                                                            =============    =============

                                                                  See accompanying notess.


                                                           AQUATIC CELLULOSE INTERNATIONAL CORP
                                                          Consolidated Statements of Operations

                                                                                    (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                          NINE MONTHS ENDED   NINE MONTHS ENDED
                                                          FEBRUARY 29, 2008   FEBRUARY 28, 2007
                                                          -----------------   -----------------


     Equity in earnings of lease                           $     210,795             199,943

     Operating expenses
            Selling, general and administrative                  325,981             335,486
            Financing fees                                                            32,500
            Depreciation and depletion                           270,524             225,209
                                                           -------------       -------------
                                                               596,505               593,195
     Loss from operations                                       (385,710)           (393,252)
                                                           -------------       -------------
     Other income (expense)
            Interest expense                                    (228,880)           (231,187)
            Change in derivative liability                    13,519,615          (5,772,931)
            Accretion of convertible debt discount               (13,553)
            Gain on Sale of Tiger-Lynk                           176,000
            Gain from settlement of debt                                             213,415
            Gain from sale of Prado                                                  255,157
            Other Income                                         (25,000)              2,501
                                                           -------------       -------------
     Total other income (expense)                             13,428,182          (5,533,045)
                                                           =============       =============

     Net income (loss)                                     $  13,042,472       $  (5,926,297)
                                                           =============       =============

     Weighted Average Shares Outstanding - Basic             100,000,000         100,000,000
                                                           =============       =============

     Net income (Loss) Per Common Share - Basic            $        0.13       $       (0.06)
                                                           =============       =============

     Weighted Average Shares Outstanding - Fully Diluted     100,871,212
                                                           =============

     Net income (Loss) Per Common Share - Fully Diluted    $        0.13
                                                           =============

                                                                     See accompanying notes.


                                AQUATIC CELLULOSE INTERNATIONAL CORP


                     Consolidated Statements of Comprehensive Income
                                                         (UNAUDITED)
--------------------------------------------------------------------
                           NINE MONTHS ENDED    NINE MONTHS ENDED
                           FEBRUARY 29, 2008    FEBRUARY 28, 2007
--------------------------------------------------------------------


Net Income (loss)             $13,042,472         $(5,926,297)

Foreign currency translation        5,748                (235)
                              -----------         -----------

Comprehensive Income (loss)   $13,048,220         $(5,926,532)
                              -----------         -----------

                                            See accompanying notes.





                                                          AQUATIC CELLULOSE INTERNATIONAL CORP

                                                         Consolidated Statements of Cash Flows
                                                                                   (UNAUDITED)
----------------------------------------------------------------------------------------------

                                                           NINE MONTHS ENDED   NINE MONTHS ENDED
                                                           FEBRUARY 29, 2008   FEBRUARY 28, 2007
-----------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                          $ 13,042,472    $ (5,926,297)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and depletion                                    270,524         225,209
     Accretion of convertible debt discount                       (213,515)         31,680
     Undistributed equity in (gains) losses of leases              (62,102)         23,107
     Gain on writeoff of debt                                                     (212,081)
     Gain on sale of investment of Prado                                          (255,157)
     Gain on Sale of Tiger-lynk                                   (176,000)
     Non-cash derivative interest debenture                        227,068
Change in operating assets and liabilities
     Prepaid expenses and other current assets                                      (4,490)
     Accounts receivable                                            (3,847)
     Change in derivative liability                            (13,260,540)      5,728,030
     Change in warrant liability                                   (32,008)         13,221
     Accounts payable and accrued expenses                         174,793         212,522
     Due to related parties                                         22,500          21,320
                                                              ------------    ------------
     Net cash provided by (used in) operating activities           (10,655)       (142,936)
                                                              ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of Prado                                                     300,000
   Proceeds from sale of Tiger-Lynk                                 64,000
   Additional investment in Hamill lease                          (187,757)       (226,420)
   Acquisition of equipment                                         (1,909)
                                                              ------------    ------------
     Net cash provided by (used in) investing activities          (125,666)         73,580
                                                              ------------    ------------

Cash flows from financing activities:
   Proceeds from the issuance of notes payable                     108,680         235,000
   Payments on notes payable                                       (19,517)       (144,144)
   Payments on related party debt                                                  (65,000)
                                                              ------------    ------------
     Net cash provided by financing activities                      89,163          25,856
                                                              ------------    ------------

   Effect of foreign currency exchange rate on cash balance          5,748            (235)
                                                              ------------    ------------

Net decrease in cash                                                41,410         (43,735)

Cash at beginning of period                                         42,737          83,817
                                                              ------------    ------------
Cash at end of period                                         $      1,327    $     40,082
                                                              ============    ============

                                                                   See accompanying notes.


              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



NOTE 1 - ORGANIZATION

Aquatic Cellulose International Corp. (the "Company", "Aquatic" or "AQCI") was incorporated under the laws of the State of Nevada in 1996. Since May of 2003, the Company has been actively involved in Oil and Natural Gas production and development. The Company holds non-operated interests in oil and gas properties in the US.

The Company owns a 20 percent working interest and a 16 percent net revenue interest in the Sargent South Field, Hamill & Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company's interest applies to all depths from surface to 7000 feet, with the exception of three currently non-producing wells, number 19, 14 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its South Sargent interests by acquiring the same interest rights in 4 State leases contiguous with the Company's existing acreage and extending 1,610 acres into the off-shore Gulf-of-Mexico. These 4 leases have a five year term and expire on April 4, 2011, pending production development. All of the Company's South Sargent interests, both onshore and offshore, are subject to our Joint Operating Agreement with New Century Energy Corp.

The Company also is a fifty percent (50%) working interest participant in oil and gas leases comprised by the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area) (See
Note 8). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. All of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well. The Company anticipates completing the evaluation of this interest by fiscal year ending May 31, 2008.

During October of 2006 the Company acquired all rights, title and interest to the patented TigeroLynk underwater manipulator system. The Company had in the past advanced $100,000 for the construction of one of these machines, which was partially completed. On February 26, 2008, the Company finalized an agreement to sell all rights, title and interest in the Tiger-Lynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were finalized on February 20, 2008 (See Note 3).

BASIS OF PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended May 31, 2007 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd., for the nine months ended February 29, 2008 and February 28, 2007, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Aquatic Cellulose Ltd. ("ACL"). All significant Intercompany balances and transactions have been eliminated.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)


BUSINESS OPERATIONS

As of February 29, 2008 the Company operated primarily in the United States, although its corporate offices are in Canada. The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company has experienced recurring losses, has a working capital deficiency of $5,416,452 and an accumulated deficit of ($10,555,980) as of February 29, 2008. The Company's current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company's investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations. The Company plans to obtain the approval of its shareholders to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and use equity as payment for mergers and acquisitions (See Note 14). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing may cause the Company to curtail its operations.

Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

REVENUE RECOGNITION

The Company currently has no operating activities other than its working interests in oil and gas producing properties (Notes 6, and 7).The Company recognizes revenue from its investments in gas properties on the accrual basis in proportion to its ownership interest. Net revenue includes revenue from gas sales less direct lease operating expenses. Lease operating expenses include monthly obligations to monitor and maintain production, including monitoring personnel, electricity and sales equipment rental fees.

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

LONG-LIVED ASSETS

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements' estimates of future natural gas prices to the estimated

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units' reserves, future cash flows and fair value. For the periods ended February 29, 2008 and 2007, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the periods ended February 29, 2008 and 2007, no impairments have been recorded on unproved properties

INVESTMENT IN HAMILL AND BROOKSHIRE LEASES

The Company uses the equity method to accounts for its investments in the Hamill and Brookshire leases. The Company records the investment at cost initially and then adjusts the cost for the Company's net revenue interest in the leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the respective leases.

The Company depletes the acquisition cost of the respective lease using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves.

In the case of the Brookshire leases where the Company owns a 50 percent interest, the Company does not believe that consolidation is appropriate as the other 50 percent owner has controlling interest through management of the properties. (See Notes 1 and 8)

AMOUNTS DUE TO RELATED PARTIES

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



Since the Company did not issue stock options to employees during the quarter ended February 29, 2008 there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

EARNINGS PER SHARE

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period.

For computing Fully Diluted EPS for outstanding warrants the Company uses the "Treasury Stock Method". The numerator stayed the same as in Basic EPS for net earnings. The denominator for the weighted average number of common shares outstanding was adjusted to reflect the assumed conversion of outstanding warrants at the beginning of the period. As of February 29, 2008 the potential excess number of shares issued over the potential number of shares purchased increased the aggregate total of outstanding shared by 871,212.

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

COMPREHENSIVE INCOME

The Company has determined that the Company's net income (loss) and foreign currency translation adjustments were the only components of its comprehensive income as of February 29, 2008 and February 28, 2007, respectively.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



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

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity. At February 29, 2008, the estimated fair value of the Company's derivative liability was $1,709,352, as well as a warrant liability of $2,447. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company's commons stock to determine estimated fair value of the derivative liability. In valuing the debt features at February 29, 2008, the Company used the closing price of $0.009 and the respective conversion and exercise prices for the warrants. For the nine month period ended February 29, 2008, there was a decrease in the market value of the Company's common stock from $0.033 at May 31, 2007 to $0.009 at February 29, 2008.

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

NOTE 3 - GAIN ON SALE OF TIGER-LYNK

The Company has an advance of $100,000 put towards the purchase of one TigeroLynk machine, at a total expected cost of $750,000. While the contract with the original contractor has long since terminated, the Company has the mechanical arm and assembly, representing a significant portion of the machine construction, stored at Beaver Manufacturing Ltd, in Kamloops, British Columbia, Canada. The Company has since acquired all patents and associated blueprints and drawings with the intention of completing the construction and eventual marketing of the technology (See below and Note 15).

In addition to the $100,000 on deposit for the TigeroLynk equipment, the Company had, since the period ended November 30, 2005, been in negotiations on a settlement agreement with Gary Ackles regarding amounts owed Ackles. As of the period ended November 30, 2006, the Company closed the final settlement agreement with Gary Ackles, the Company's former CEO. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept the $25,000, on deposit with him, as payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The payment to Ackles was the $196,970 that was also on deposit with him, as well as an additional payment of $40,000 on the deal closing date. The purchase of the TigeroLynk(TM) technology involved the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue 5 percent of its issued and outstanding stock to Ackles, as incentive to completing the settlement agreement, pending the completion of the process to increase the authorized shares. On February 26, 2008, on January 20, 2008 the Company signed a agreement to sell all rights,

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



title and interest in the Tiger-Lynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were finalized on February 20, 2008. Those terms include the Company being relinquished of all prior commitments in royalties and stock made to Gary Ackles and the Company receiving $314,000 from HIRS, comprised of a $64,000 in deposits already paid and 10 equal payments of $25,000, commencing March 1, 2008 and finishing December 1, 2008. Additionally, the terms of the sale Mr. Lonnie Hayward, a principal of HIRS, and former Director of the Company, agreed to relinquish to the Company all common and/or preferred stock held by him at the time of the transaction. In the event of default on the payment terms all rights acquired by HIRS per the agreement shall terminate at the discretion of the Company.

The sales transaction was recorded as a gain on disposition of asset by consolidating the aggregate of all US and CAN liabilities and assets related to Tiger-Lynk. The cash sale of $314,000 is a Note receivable of $250,000 plus deposits received on account of $14,000 US and $50,000 CAN (See Note 4). The transaction included the cancellation of all preferred shares which were issued to Lonnie Hayward in April of 2007 in exchange for liabilities aggregating $228,482. The Company used this valued in determining the gain on sale. They have been recorded at February 29, 2008 as follows:


Advance on Equipment Purchase/Construction                 $(100,000)
Payments received on February 2008 agreement                  14,000
Exchange in Amounts Due related Parties (Lonnie Hayward)      12,000
Notes Receivable on February 2008 sale agreement             250,000
US Gain on Sale                                            $ 176,000
                                                           ---------

Intangible Asset (Tiger-Lynk Patents)                        (52,800)
Amount held on deposit                                        50,000
Foreign currency adjustment (Canadian dollar)                    (84)
Canadian Loss on disposition of asset                         (2,884)
                                                           ---------

Total consolidated gain on sale of asset                     173,116
                                                           ---------

Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, when new shares become available, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan (See
Note 10 and 14). The final settlement reached relinquishes Ackles and Legacy of any rights, title or interest in the equipment.


NOTE 4 - NOTES RECEIVABLE

During January of 2008, as part of the sale of Tiger-Lynk, the Company received a zero interest bearing note of $250,000 from Holland Industrial Robotics Inc. The note is secured with a first priority interest in the technology in an event of default.

NOTE 5 - NOTES PAYABLE

In November 2003, the Company signed a loan agreement with an investor for $25,000, to be repaid in three equal payments over the course of sixty months. The Company agreed to issue 200,000 shares pending increase in the Company's authorized shares (See Note 14). The Company used $15,000 of these investment proceeds to engage First Line Capital LLC of New York to perform legal services

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



in relation to future funding and financing of the Company. Since the date of this investment and as of February 29, 2008 the Company has not been able to establish any correspondence with this investor.

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

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principal balance owing of $2288.16 as at February 29, 2008, is included in notes payable. During Oct 2007, the Company received an additional zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended February 29, 2008 there were no principal payments made. This note is included in notes payable.

During July and September 2006, the Company received a loan, bearing interest at 8% annually, from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During November 2006, May 2007 and June 2007 the Company made principal and interest payments aggregating $22,500. As of February 29, 2008 the principal amount remaining was $78,120 and is included in notes payable.

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


NOTE 6 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at February 29, 2008:


Balance at beginning of period                $ 771,262
Additional investment                            48,782
Proportionate equity in natural gas revenue     166,743
Receipt of earnings in Hamill lease             (83,769)
Depletion of investment cost
                                              ---------
                                               (177,877)
                                              $ 725,141

The Hamill lease represents a significant equity investment of the Company. The following table presents three month and nine month total revenue, expenses and net income for the Hamill lease, as well as the Company's proportionate share.

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)




FOR THE THREE-MONTH PERIOD ENDED        FEBRUARY 29, 2008        FEBRUARY 28, 2007
                                      LEASE TOTAL    AQCI %    LEASE TOTAL    AQCI %
----------------------------------------------------------------------------------------
TOTAL REVENUE                         $1,042,141   $  166,743   $  351,531   $   56,245
TOTAL LEASE OPERATING EXPENSES        $   86,130   $   19,237   $   53,991   $   10,798
                                      -------------------------------------------------
NET INCOME                            $  956,011   $  147,506   $  297,540   $   45,447


FOR THE NINE-MONTH PERIOD ENDED         FEBRUARY 29, 2008        FEBRUARY 28, 2007
                                      LEASE TOTAL    AQCI %    LEASE TOTAL    AQCI %
-----------------------------------------------------------------------------------------
TOTAL REVENUE                         $1,649,938   $  259,345   $1,624,806   $  259,969
TOTAL LEASE OPERATING EXPENSES        $  146,565   $   48,550   $  301,467   $   60,293
                                      --------------------------------------------------
NET INCOME                            $1,503,373   $  210,795   $1,323,339   $  199,676

NOTE 7 - INVESTMENT IN PRADO LEASE

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

The investment in Brookshire lease consists of the following at February 29, 2008:

Balance at beginning of period    $105,758
Additional investment                    0
Reimbursement of drilling costs          0
                                  --------


                                  $105,758

NOTE 9 - ACCRUED EXPENSES

During February 2008, a claim arose as a result of the Company's announcement of its sale of Tiger-Lynk. The Lyons Investment Club group of investors claimed an interest in the technology as a result of transactions that occurred prior to the Company's acquisition of the technology. The Company agreed to settle the claim for $25,000 which is included in accrued liabilities.

During February 2008, the Board of directors approved bonus compensation to the Company's two employees under contract, Sheridan Westgarde, the Company CEO, and Les Westgarde, the Company's financial administrator. The amount accrued for each employee was $20,000 and is included in payroll liability.

Accrued expenses consist of the following at February 29, 2008:

Accrued interest            $ 1,272,351
Accrued professional fees        96,646
Accrued payroll liability        70,698
GST tax return                   (1,313)
                            -----------
                            $ 1,438,382

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



NOTE 10 - AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at February 29, 2008:


     Unpaid license agreement between Legacy

        Systems and Company  (See Note 3)               $ 80,000
     Unpaid consulting fees due to Sheridan Westgarde
        (See Note 13)                                     16,496
     Unpaid consulting fees to Harvey Smith
       (See Note 14)                                      19,000
     Funds borrowed from Legacy Systems
        (See Notes 3, 13 and 14                           44,000
                                                        --------
                                                        $159,496
                                                        ========

All amounts due to related parties are non-interest bearing and payable on demand.

NOTE 11 - CONVERTIBLE NOTES AND WARRANTS

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

On April 29, 2007, the Company and the investors agreed to increase the discount percentage on the then outstanding notes from 70% to 75%. If, at any time, the Company issues or sells any shares of common stock for no or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price will be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

On January 31, 2008, the Holders of the Company's convertible notes agreed to exchange certain accrued and unpaid interest due under the terms of the notes for three new convertible debentures aggregating $227,068. These debentures bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 70 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid.

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

The debt discount is being accreted using the effective interest method over the term of the note. The value of the discount on the converted notes on the books is being accreted over the term of the note (two years). For the nine-month period ended February 29, 2008, and February 28, 2007, the Company accreted $13,553 and $0, respectively, of debt discount related to the notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

                                                               Initial
                              Number of       Value at        Volatility
  Date of Warrants Issued     Warrants        Issuance          Factor
---------------------------   ----------    ------------    ---------------

March 22, 2004                 900,000      $      3,585          254  %
August 6, 2004                 250,000      $        552          254  %


These amounts have been classified as a derivative instrument and recorded as a liability on the Company's balance sheet in accordance with current authoritative guidance. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the warrants at November 30, 2007, the

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



Company used the closing price of $0.017, the respective exercise price, the remaining term on each warrant, and a volatility of 207%. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). For the three month period ended February 29, 2008, the warrant derivative liability had decreased to a value of $2,447, due in part to a decrease in the market value of the Company's common stock to $0.009 from $0.017 at November 30, 2007, which resulted in an "Other income" item of $15,544 for the three month period ended February 29, 2008. The Company used a closing price of $0.009, the respective exercise prices, remaining time till maturity and 226% volatility factor.

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

                                            Debt Features          Initial
    Date of Note        Amount of Notes    Value at Issuance     Carrying Value
-------------------    ----------------    ------------------    --------------

May 31, 2003           $        780,800    $      1,281,362       $           -

March 22, 2004         $        900,000    $        768,413       $     128,002

August 6, 2004         $        250,000    $        209,989       $      39,459

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income. The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability. In valuing the debt features at February 29, 2008, the company used the closing price of $0.009 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 226%. For the nine month ended February 29, 2008 the estimated value of the debt features decreased to $1,709,402. The Company recorded Other Income on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $5,656,489 for the three-month period ending February 29, 2008.

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

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



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

For the nine-month period ended February 29, 2008 and February 28, 2007, the Company recorded other income of $7,847,532 and other expense of $5,772,930 respectively, related to the value of the debt features and value of the warrants. A tabular reconciliation of this adjustment follows:


     INTEREST INCOME (EXPENSE) RELATED TO
     CONVERTIBLE DEBT

                                                                Three-month          Three-month
                                                             February 29, 2008   February 28, 2007

          2003 and 2004 Derivative Liability                      $5,656,489           $1,531,921
          2003 and 2004 Warrant Liability                             15,594                6,182
          Accretion of 2003 convertible debt                              --                   --
          Accretion of 2004 convertible debt                              --                   --
                                                                  ----------           ----------
     Total Interest Income (Expense) related to Convertible
     Debt                                                          5,672,083            1,538,103
                                                                  ----------           ----------



      INTEREST INCOME (EXPENSE) RELATED TO
      CONVERTIBLE DEBT

                                                                Nine-month           Nine-month
                                                             February 29, 2008   February 28, 2007

          Three-month period ended August 31:                    $ 11,996,008    $ (8,066,042)
          Three-month period ended November 30:                    (4,148,476)        755,009
          Three-month period ended February 29:                     5,672,083       1,538,103
                                                                 ------------    ------------

     Total Income (Interest) Expense related to Convertible
     Debt                                                          13,519,615      (5,772,930)
                                                                 ------------    ------------


The balance of the carrying value of the convertible debt as of February 29, 2008 is:

     $1,930,800   May 31, 2007 value
          13553   accretion of convertible debt
     -----------
     $1,944,353   February 29, 2008 carrying value of debt

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



The balance of the carrying value of the derivative liability as of February 29, 2008 is:

     $14,969,891   May 31, 2007 value of derivative liability
      (2,848,130) decrease in values of 2003 derivative liability (10,974,837) decrease in values of 2004 derivative liability
         562,428   increase in values of 2008 derivative liability
     ------------
     $ 1,709,352   February 29, 2008 value of derivative liability

The balance of the carrying value of the warrant liability as of February 29, 2008 is:

      34,455   May 31, 2007 value of warrant liability
           0   expense, increase in values of 2003 warrant liability
      (32008)  income, decrease in values of 2004 warrant liability
     --------
     $ 2,447   February 29, 2008 value of warrant liability

In connection with these convertible debentures, the Company had $1,260,219 of accrued interest at February 29, 2008 which is included in accrued expenses in these consolidated financial statements.

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


NOTE 12 - STOCKHOLDERS' DEFICIT

COMMON STOCK
------------

The Company has authorized 100,000,000 shares of $0.001 par common stock. As of November 30, 2007 and 2006, 100,000,000 shares were issued and outstanding. The Company plans to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See
Note 14).

During June 2001, the Company issued 2,500,000 shares of restricted stock at $0.05 per share for deposit on the purchase of equipment (price reflected market price) for a total value of $125,000. As of May 31, 2004, the agreement has been formally canceled by the seller. Therefore, the value of the shares of $125,000 has been presented as a contra equity item, as the Company determined that the amount no longer represents an asset as defined in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises". The Company has had difficulty in retrieving the original restricted share certificates due to the death of the stockholder. As of May 31, 2005, the Company had received from the executor of the stockholder's estate a letter informing the Company that they are unable to return the original stock certificates due to their being lost or destroyed and instructions to the Company's transfer agent to cancel the certificates. During the fiscal year ended May 31, 2006, the Company received notice of cancellation of the original stock certificates by the transfer agent. After cancellation of the stock certificates related to the purchase of equipment, the Company issued the 2,500,000 shares of its common stock to its CEO for compensation totaling $3,750 (See Note 13).

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



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

During May of 2007, Mr. Lonnie Hayward and Sheridan Westgarde, CEO of the Company, signed agreements to irrevocably waive certain rights associated with the conversion of their Series A Convertible Preferred stock into the Company's common stock.

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

As of February 29, 2008, 2,007,194 shares of Series A convertible preferred stock are issued.

NOTE 13 - RELATED PARTY TRANSACTIONS

On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies.

During March 2004, the Company entered into a consulting agreement with Lonnie Hayward, a Consultant who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, was for one year and provided for consulting fees of $3,500 cash and $1,500 worth of Company common stock. As of fiscal year ended May 31, 2007, the Company has continued to honor the terms of Mr. Hayward's original contract and have been doing so on a month to month basis. As of March 31, 2007, approximately $59,190 was owed to Mr. Hayward for unpaid consulting fees. During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During April 2007, the Board of Directors approved the issuance of 166,151 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of all amounts owed to Mr. Hayward for consulting and 49,200 shares as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company during July and September of 2006. In addition, the Company had committed to make Mr. Hayward a 27 percent shareholder in the issued and outstanding shares following initial issuance to stakeholders. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of the Company's long standing obligation to make Mr. Hayward a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 3 and 12 - Preferred Stock).

The Company had a three-year consulting agreement with its CEO, Director and President that commenced April 1, 2003. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the monthly consulting fee to $5,000 per month and include $1,500 per month in stock compensation. During October 2006, the Company's Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company's CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors renewed the commitment, made in the previous April 1, 2003 agreement, to make the CEO a significant shareholder

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde's option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of the Company's commitment to make Mr. Westgarde a twenty seven percent owner of the Company's issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 12 - Preferred Stock).

As of March 31, 2007, approximately $137,948 was owed to Mr. Westgarde for unpaid consulting fees and $46,360 for stock loaned to the Company. During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of all amounts owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company (See Note 12 - Preferred Stock).

During July 2006, the company finalized the cancellation of the 2,500,000 shares of restricted stock that were originally on deposit for the purchase of equipment. Subsequently the Board of Directors approved the issuance of these shares as compensation to the Company's CEO. At the time of issuance the stock was valued at $3,750.

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company's available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease (See Note 7). The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company. As of the date of this filing the remaining 10 percent has not been paid.

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (See Notes 3 and 10).

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates ("UBA"), a company owned by the Company's current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to UBA. The stock is issued as full settlement of the $226,363, principle plus interest as of March 31, 2007, owed to UBA, that was previously recorded in the Company's notes payable and accrued interest. (See Note 12 - Preferred Stock)

During November 2005, the Company received a short term loan from a Company owned by a consultant to the Company for a total of $50,000, which was used, along with Company's available cash, to fund the settlement payments to Ackles and a related party (See Note 3). During December 2005, the Company repaid the loan in full.

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

NOTE 14 - SCHEDULE 14C INFORMATION STATEMENT

On or about April 24, 2007, the Company received written consent in lieu of a meeting of Stockholders from (i) shareholders holding 950,000 shares of common stock entitled to one vote per share; and (ii) shareholders holding 2,700,000 shares of Series A Convertible Preferred Stock entitled to 1000 votes per share,

              AQUATIC CELLULOSE INTERNATIONAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FEBRUARY 29, 2008 (UNAUDITED)



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

The increase in authorized shares will allow the Company to facilitate conversion of existing convertible debt (See Notes 11).

The change of our Company name will better identify the Company in the new business.

The Company has made certain stock commitments to consultants and key individuals and they are as follows;

                                                 PROPOSED PERCENTAGE OF ISSUE
                                               AND OUTSTANDING STOCK FOLLOWING
INDIVIDUAL                                      ISSUANCE TO MAJOR STAKEHOLDERS

Legacy Systems for settlement of Amounts Due
(See Note 3, 10 and 12)                                      1.08%

Harvey Smith for expertise & consulting
(See Note 15)                                                4.89%

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

NOTE 15 - SUBSEQUENT EVENTS

The Company disclosed in its recently filed November 30, 2007, quarterly report on Form 10-QSB that during March 2008, the Company reached a settlement agreement with Harvey Smith to settle all commitments made to Mr. Harvey Smith. The agreement called for the Company to pay Mr. Smith $15,000 in cash, within 6 months, as release of all prior commitments the Company has made in cash or stock. (See Note 10). Subsequent to the filing of the November report and during the period of this report, Mr. Smith failed to ratify the agreement.

During March 2008, the Company agreed to an Addendum to the Letter Agreement with Hollund Industrial Robotics Inc. (HIRS), dated February 20, 2008. The addendum sets out the arrangement whereby, the Legacy Investment Club would receive 750,000 shares of common stock of Hollund Industries Inc (parent company of HIRS and traded on the "PinkSheets" trading system). The Company agreed to accept this arrangement as settlement of the March 1, 2008 payment of $25,000 as per the Purchase and Sale agreement with Hollund (See Note 3). Legacy Investment Club agreed to accept the stock as settlement of amounts owed to them by the Company (See Note 9).

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

PLAN OF OPERATIONS

         AQUATIC CELLULOSE INTERNATIONAL CORP. ("Aquatic", "the Company" or "AQCI") is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1996. Aquatic is an independent oil and gas investment, development and production company, engaged in the acquisition and development of crude oil and natural gas reserves and production initially in the state of Texas of the United States. Aquatic's head office is located in Salmon Arm, British Columbia, Canada.

         The Company owns a 20 percent working interest and a 16 percent net revenue interest in the Sargent South Field, Hamill & Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company's interest applies to all depths from surface to 7000 feet, with the exception of three currently non-producing wells, number 19, 14 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its South Sargent interests by acquiring the same interest percentage in 4 State leases contiguous with the Company's existing acreage and extending 1,610 acres into the off-shore Gulf of Mexico. These 4 leases have a five year term and expire on April 4, 2011, pending production development. All of the Company's South Sargent interests, both onshore and offshore, are subject to our Joint Operating Agreement with New Century Energy Corp.

         The Company also has a fifty percent (50%) working interest participation in oil and gas leases comprised by the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. All of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well. The Company anticipates completing the evaluation of this interest by fiscal year ending May 31, 2008 (See Notes 8 - Notes to Consolidated Financial Statements).

         During October of 2006 the Company acquired all rights, title and interest to the patented TigeroLynk underwater manipulator system. The Company had in the past advanced $100,000 for the construction of one of these machines, which was partially completed. During January 2008, the Company signed a agreement to sell all rights, title and interest in the Tiger-Lynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company
(HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were finalized on February 20, 2008. Those terms include the Company being relinquished of all prior commitments in royalties and stock, made to Gary Ackles, and the Company receiving $314,000 from HIRS, comprised of $64,000 in deposits already paid and 10 equal payments of $25,000, commencing March 1, 2008 and finishing December 1, 2008. Additionally, the terms of the sale include Mr. Lonnie Hayward, a principal of HIRS, and former Director of the Company, agreeing to relinquish to the Company all common and/or preferred stock held by him at the time of the transaction. In the event of default on the payment terms all rights acquired by HIRS per the agreement shall terminate at the discretion of the Company (See Notes 3 - Notes to Consolidated Financial Statements).

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

         In March of 2008, Stockholders approved the amendment to the Company's articles of incorporation to increase the authorized capital to 10,000,000,000 shares and change the Company name to Valor Energy Corp, to better identify with the Company's current business focus. During March of 2008, the Company filed a revised PRER 14C information statement. The revision to the prior PRER 14C, filed in June of 2007, was due i) in response to comments received from the Securities and Exchange Commission on July 20, 2007, and August 24, 2007, ii) a new shareholder vote that took place on March 7, 2008 approving the increase in authorized shares to 10,000,000,000 (See Notes 14 - Notes to Consolidated Financial Statements).

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


OIL AND GAS ACTIVITIES

- SARGENT SOUTH FIELD (ON-SHORE), MATAGORDA COUNTY, TEXAS

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

         At present, there are two producing wells on the Hamill Lease; Hamill #2, Hamill and Hamill #17, with daily production in excess of approximately 1,600 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

         The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used in the development planning of the property and new drilling locations have already been identified for drilling in 2008 and 2009. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

         We are participating in an ongoing workover and recompletion project underway in the Sargent South Field. The first well work began in January 2005, when work over operations were commenced on the Hamill #17 well, which had been shut-in since 2001 by a previous owner and operator. The wellhead and surface equipment were replaced and remedial operations commenced to drill out and remove various cement and cast iron bridge plugs set inside the well casing by previous operators. The well bore was cleaned out to a depth of 4,500 feet, and tests were run in the well to evaluate potential productive sands in this well. In March 2005, the Hamill #17 well was recompleted in a stray sand at 4,230 feet; which depleted in August of 2008 after producing 146 MMCF of gas. As of November 1, 2007, the Hamill #17 has been worked over and deepened inside casing to 5,700 feet. New production has been established in the Hamill #17 well from perforations in a stray sand at 5,630 feet. The well is currently producing gas at the rate of 600 MCF per day on a 9/64 inch choke with at flowing tubing pressure of 940 pounds per square inch ("psi").

         Hamill #14 was recompleted in August of 2007 in a new sand at a depth of 3,453 feet and produced gas at the rate of approximately 100 MCF per day. The well is currently shut-in. During March of 2008, the Company assigned all rights to Hamill #14 well, to all depths, to Century Resources Inc, in exchange for approximately $95,000 in recompletion costs associated with the well. The Company retained a "back-in" right should production be established above 7,000 feet. To execute on this right to back-in, the Company would be required to pay its 20% share of all unpaid prior and new recompletion costs.

         In March 2004, the Hamill #10 well, a shut-in well on the lease, was recompleted with established production in the 3,345 foot sand. During August 2007, workover operation commenced on the Hamill #10 well after the well ceased producing gas during August 2007. This well is currently shut-in and being evaluated for possible recompletion.

         During third quarter of 2007, the Hamill #2 well was shut in and the well was cleaned out in November 2007. The well is currently producing at the rate of approximately 1,000 MCF per day on an 8/64 inch choke, with a flowing tubing pressure of 940 psi.

         In February of 2006, the Hamill #11 was recompleted in the 2,760 foot sand at the rate of 275 MCF per day. The well is currently shut-in.

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

- BROOKSHIRE DOME FIELD AREA

         In June of 2005, the Company used $19,930 of loan proceeds for the purchase of a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the Company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. Also in June of 2005, the Company used approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. This project is currently under evaluation to determine what direction the Company will take in respect to future operations. All of the original 26 leases taken over this prospect have expired. The project evaluation includes the viability of extending these leases and deepening of the test well. The Company anticipates completing the evaluation of this interest by fiscal year ending May 31, 2008.


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

         o Our objective in 2008 and on into 2009 is to continue to use our cash flows from operations to meet our operating expenses and working capital requirements. In the past the revenue generated from the sale of our proportionate share of natural gas from the Sargent South lease has been sufficient to pay the Company's share of lease operating expenses and most of the Company's general operating expenses. We expect natural gas prices to remain at current levels through 2008, however, management can provide no guarantees. Should the price of natural gas fall significantly it would severely impact our ability to maintain current levels of operations and would likely result in us having to curtail existing operations.

         o We have successfully used loans from private investors, Company officers, as well as cash raised from the sale of working interests, to pay for capital improvements to the Sargent South and Brookshire leases. Through the issuance of preferred stock for debt we have been able to reduce the demand for cash that would otherwise be needed to pay these notes.

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

OTHER EVENTS

     On January 31, 2008, the Holders of the Company's convertible notes agreed to exchange certain accrued and unpaid interest due under the terms of the notes for three new convertible debentures aggregating $227,068. These debentures bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 70 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date (See Notes 11 - Notes to Consolidated Financial Statements).

     During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company's former CEO, which results in the Company owning all rights, title and interest to the Tiger-Lynk technology and a major component of one TigeroLynk(TM) AR-120 large-scale underwater manipulator system, currently stored at Kamloops, British Columbia, Canada (Formerly known as the ATH equipment). On January 20, 2008, the Company signed an agreement to sell all rights, title and interest in the TigerLynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were finalized on February 20, 2008. Those terms include the Company being relinquished of all prior commitments in royalties and stock, made to Gary Ackles, and the Company receiving $314,000 from HIRS, comprised of $64,000 in deposits already paid and 10 equal payments of $25,000, commencing March 1, 2008 and finishing December 1, 2008. Additionally, the terms of the sale include Mr. Lonnie Hayward, a principal of HIRS, and former Director of the Company, agreeing to relinquish to the Company all common and/or preferred stock held by him at the time of the transaction. In the event of default on the payment terms all rights acquired by HIRS per the agreement shall terminate at the discretion of the Company (See Note 3 - Notes to Consolidated Financial Statements).

     During May of 2007, Mr. Lonnie Hayward and Sheridan Westgarde, CEO of the Company, signed agreements to irrevocably waive certain rights associated with the conversion of their Series A Convertible Preferred stock into the Company's common stock.

     On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies.

     During February 2008, a claim arose as a result of the Company's announcement of its sale of Tiger-Lynk. The Lyons Investment Club group of investors claimed an interest in the technology as a result of transactions that occurred prior to the Company's acquisition of the technology. The Company agreed to settle the claim for $25,000 (See Note 9 - Notes to Consolidated Financial Statements).

     During February 2008, the Board of directors approved $20,000 in bonus compensation to each of the Company's two employees under contract, Sheridan Westgarde, the Company CEO, and Les Westgarde, the Company's financial administrator (See Note 9 - Notes to Consolidated Financial Statements).

     During March 2008, the Company agreed to an Addendum to the Letter Agreement with Hollund Industrial Robotics Inc. (HIRS), dated February 20, 2008. The addendum sets out the arrangement whereby, the Legacy Investment Club would receive 750,000 shares of common stock of Hollund Industries Inc (parent company of HIRS and traded on the "PinkSheets" trading system). The Company agreed to accept this arrangement as settlement of the March 1, 2008 payment of $25,000 due as per the Purchase and Sale agreement with Hollund (See Note 3 - Notes to Consolidated Financial Statements). Legacy Investment Club agreed to accept the stock as settlement of amounts owed to them by the Company (See Note 9 - Notes to Consolidated Financial Statements).

         As of February 29, 2008, the Company is utilizing two employees, under contract, to manage 100 percent of the administration and business development.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH ENDED FEBRUARY 29, 2008 COMPARED TO FEBRUARY 28, 2007

         The Company recognized its equity interest in Sargent South lease in the amount of $147,506 for the three-month ended February 29, 2008, compared with $45,714 for the three-month ended February 28, 2007. The increase in equity interest is primarily due to increased production and the overall increases in the selling price of our natural gas.

         Operating expenses for the three-month ended February 29, 2008 and 2007 were $338,805 and $177,737, respectively, for an increase of $161,068 or 91%. The increase was attributable to an increase in selling, general and administrative expenses of $55,349 and an increase of $118,219 in depreciation and depletion in connection with increased production from the Sargent South lease. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions. (See Notes 6 & 8 - Notes to Consolidated Financial Statements).

FOR THE NINE-MONTH ENDED FEBRUARY 29, 2008 COMPARED TO FEBRUARY 28, 2007

         The Company recognized its equity interest in Sargent South lease in the amount of $210,795 for the nine-month ended February 29, 2008, compared with $199,943 for the nine-month ended February 28, 2007. The increase in equity interest is primarily due to increased production and the overall increases in the selling price of our natural gas.

         Operating expenses for the nine-month ended February 29, 2008 and 2007 were $596,505 and $593,195, respectively, for an increase of $3,310 or 0.5%. While there were decreases in selling, general and administrative and financing fee expenses of $9,505 and $32,500 respectively, these were offset by a increase of $45,315 in depreciation and depletion in connection with increased production from the Sargent South lease. The Company expects to incur costs relating to the improvement and purchase of working interest acquisitions. (See Notes 6 & 8 - Notes to Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by (used in) operating activities for the nine-month periods ended February 29, 2008 and February 28, 2007 was (10,655) and ($142,936), respectively, for a decrease in cash used in operating activities of $132,281. During the nine-month ended February 29, 2008, the Company funded its operations primarily by means of revenue and issuance of notes payable as compared to the same period ended February 28, 2007, whereby the Company funded its operations primarily by means of revenue and proceeds from the sale of its Prado field interests (See Note 7 - Notes to Consolidated Financial Statements).

         Net cash provided by (used in) investment activities for the nine-month ended February 29, 2008 and February 28, 2007 was ($125,666) and $73,580
respectively. The difference in cash used by investment activity between 2008 and 2007 was due primarily to the sale of Prado Field and a small reduction in amounts invested in our working interest leases. (See Notes 6, 7 & 8 - Notes to Consolidated Financial Statements)

         Net cash provided by (used in) financing activities was $89,163 and $25,856 for the nine-month ended February 29, 2008 and 2007, respectively.

         During February 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principal balance owing is $2,288 as at February 29, 2008. During Oct 2007, the Company received an additional zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended February 29, 2008 there were no principal payments made.

         During July and September 2006, the Company received a loan bearing interest at 8% annually, from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During November 2006, May 2007 and June 2007 the Company made payments aggregating $21,879, leaving the balance owing at February 29, 2008 of $78,120.

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

         For the period ended February 29, 2008 and February 28, 2007, the Company had issued the maximum number of authorized shares and was thus unable to raise cash by the issuance of additional shares. Cash raised was therefore raised by the issuance of debt.

         At February 29, 2008 the Company had cash of $1,327 and total current assets of $255,388.

         As of February 29, 2008, the Company had a working capital deficiency of $5,416,453 and an accumulated deficit of $(10,555,980). Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations. The Company plans to increase the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See Note 14 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of its investments, the use of estimates for natural gas reserve information and the realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2007.

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


CHANGES IN INTERNAL CONTROLS
----------------------------

         During the period covered by this report there have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

         None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

         On or about March 7, 2008, the Company received written consent in lieu of a meeting of Stockholders from (i) shareholders holding 950,000 shares of common stock entitled to one vote per share; and (ii) shareholders holding 2,007,194 shares of Series A Convertible Preferred Stock entitled to 1000 votes per share, a total of 2,008,144,000 votes, approving an amendment to the Articles of Incorporation of the Company (the "Amendment"), to change the name of the Company to Valor Energy Corporation and to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to ten billion (10,000,000,000) shares of common stock at par value of $0.001 with no preemptive rights. These additional shares will have the same rights, privileges, preferences and restrictions as the Company's shares of common stock which are currently authorized. The written consent was an update to a prior one received on or about April 24, 2007 (See Note 14 - Notes to Consolidated Financial Statements).

         On March 7, 2008, pursuant to Nevada Revised Statutes ("NRS") 78.315, the Board of Directors of the Company approved the above-mentioned actions, subject to the Commissions review.

         The increase in authorized shares will allow the Company to facilitate conversion of existing convertible debt (See Note 10 - Notes to Consolidated Financial Statements).

         The change of our Company name will better identify the Company in the current business.

         During March of 2008, the Company filed a revised PRER 14C information statement. The revision to the prior PRER 14C, filed in June of 2007, was due i) in response to comments received from the Securities and Exchange Commission on July 20, 2007, and August 24, 2007, ii) a new shareholder vote that took place on March 7, 2008 approving the increase in authorized shares to 10,000,000,000.


ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits


10.1     Callable Secured Convertible Notes (3) Aggregating 227,069.

10.2     TigerLynk Purchase and Sale January 20, 2008

10.3 Letter Agreement February 20, 2008 (Revision to TigerLynk Purchase and Sale Agreement of January 20, 2008)

31.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350


(b) Reports on Form 8-K:


1. Form 8-K dated February 26, 2008, reported that on January 20, 2008 the Company signed a agreement to sell all rights, title and interest in the TigeroLynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were finalized on February 20, 2008. Those terms include the Company being relinquished of all prior commitments in royalties and stock made to Gary Ackles and the Company receiving $314,000 from HIRS, comprised of a $64,000 in deposits already paid and 10 equal payments of $25,000, commencing March 1, 2008 and finishing December 1, 2008. Additionally, the terms of the sale Mr. Lonnie Hayward, a principal of HIRS, and former Director of the Company, agreed to relinquish to the Company all common and/or preferred stock held by him at the time of the transaction. In the event of default on the payment terms all rights acquired by HIRS per the agreement shall terminate at the discretion of the Company.

         The same Form 8-K filed on February 26, 2008, also reported that effective November 15, 2007, Mr. Lonnie Hayward has resigned from the Board of Directors ("Board") and as vice president of Aquatic Cellulose International Corporation (the "Company"). Mr. Hayward has decided to leave AQCI in order to pursue other business opportunities. To the knowledge of the Board and executive officers of the Company, Mr. Hayward did not resign because of any disagreement with the Company on any matter related to the Company's operations, policies or practices. The Company has no plans at this time to fill this vacancy left by the departure of Mr. Hayward.


SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


          DATED: APRIL 22,  2008             BY: /S/ SHERIDAN B. WESTGARDE
                                                 ----------------------------
                                                 Chief Executive Officer