Form 10-K
period 2008-05-31
VALOR ENERGY CORP
filed 2008-12-22
CIK 1081242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended May 31, 2008.

☐

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _______________ to _______________

Commission file number 0-27063

VALOR ENERGY CORP.

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

(Check one): Yes ☐ No ☒

The issuer had equity in earnings for the fiscal year ended May 31, 2008 of $406,807

The aggregate market value of the voting stock held by non-affiliates on May 31, 2008 was approximately $419,920 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of September 15, 2008, 104,980,000 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

VALOR ENERGY CORP. ("Valor”, “the Company" or “VLRN”) is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1996. During April 2008, the Company changed its name from Aquatic Cellulose International to Valor Energy Corp. Valor is an independent oil and gas investment, development and production company, engaged in the acquisition and development of crude oil and natural gas reserves and production initially in the state of Texas of the United States. The company currently holds non-operated interests in natural gas producing properties in the US.

With the head office in Salmon Arm, British Columbia, Canada, Valor Energy was originally organized as a forest-sector company. In March of 2003, new management established a new business direction in the Oil and Gas sector and acquired producing assets in the state of Texas in March 2004.

Valor’s plans to grow its business by investing in acquisitions, development, and production and sale of natural gas and crude oil. Valor’s plans to further expand its investments and cash flow by capitalizing on modern technological developments in the area of oil and gas production development. New technology since the development of the computer industry has allowed for better identification of by-passed reserves in previously discovered oil and gas fields. Geological analysis using “Direct Hydrocarbon Indicator” (DHI) tools and methods, as well as improved 3D seismic data processing have been successfully used to enhance and revitalize previously developed and currently developed oil and gas producing sites.

In March of 2008, Stockholders approved a revised amendment to the Company’s articles of incorporation to change the Company name to Valor Energy Corp to better identify with the Company’s new business focus. In March of 2008, the Company filed a PRER 14/C information statement including the name change. The Company addressed comments received from the Securities and Exchange Commission in July and August 2007, following which, in April of 2008, the company filed a DEF 14/C information statement completing the amendment.

Valor’s overall goal is to maximize corporate value through profitable growth in the energy sector, including our oil and gas reserves and the possible expantion of our business model to include other avenues of energy development. Our oil and gas interests will be achieved through a balanced portfolio consisting of;

•

Development of existing production wells.

•

Application of new technology to historically producing reservoirs targeting significant by-passed reserves.

•

Acquisitions of producing reserves.

•

Acquisitions of working production interests and royalties.

OIL & GAS PROPERTY INTERESTS

Effective March 2004 the Company completed an acquisition allowing for investment and development of oil and natural gas. In March 2004, pursuant to an agreement with Century Resources Inc. (now New Century Energy Corp. herein referred to as “Century”), the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Sargent South field Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company's Sargent field interest applies to all depths from surface to 7000 feet, with the exception of three wells, number 19, 14 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its Sargent South interests by acquiring the same interest percentage in 4 State leases contiguous with the Company's existing acreage and extending 1,610 acres into the off-shore Gulf of Mexico. These 4 leases have a five year term and expire on April 4, 2011, pending production development. The original agreement for the purchase of the Hamill lease also included an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement, under which in July 2004 the Company exercised its right for the acquisition of a 50 percent ownership position and a 45 percent net revenue interest in a 1,280-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The lease has 20 existing wells that were originally producing in the 1960’s, 4 of which were still producing. During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century’s 7.5 percent interest in the Company’s issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company’s stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. (See Note 8 – Notes to Consolidated Financial Statements)

The Company also had a fifty percent (50%) working interest participation in oil and gas leases comprised by the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $95,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. As of the period covered by this report ending May 31, 2008, the Company has written down the value of its Brookshire interests, on the grounds that the leases have expired and the Company does not intend to pursue the development any further.  (See Note 9 - Notes to Consolidated Financial Statements).

Effective March 1, 2004, the Company has a Lease Operating Agreement in place with Century. The operating agreement outlines the various responsibilities of both the Company and Century in regards to the management and operations of Hamill Lease.

- SARGENT SOUTH FIELD - HAMILL LEASE, MATAGORDA COUNTY, TEXAS:

The Company acquired 20% of the working interest in the Sargent South Field from Century Resources Inc in March 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645-acres.

At the time of this acquisition there were two producing wells, the Hamill #2 and Hamill #19. One of the original producing wells at the time of acquisition, the Hamill #19, ceased flowing gas in May of 2004 after producing 615 MMCF of gas from the original completion at 3,917 feet. This Hamill #19 well was recompleted in July 2004, in a sand at 4,324 feet and this sand produced 107 MMCF of gas until it was depleted in October 2004. A workover was attempted in 2006 on the Hamill #19 at the 6,700 sand level, however this sand proved to be non-productive.

At present, we receive production from two (2) wells on the Hamill Lease; Hamill #2 and  Hamill #17, with daily production in excess of approximately 1600 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used in the development planning of the property and new drilling locations have already been identified for drilling in 2008 and 2009. The process of interpreting the 3-D data will be ongoing, with results from any new wells being integrated into the interpretation.

We are participating in an ongoing workover and recompletion project underway in the Sargent South Field.

During November 2007, the Hamill #2 well was cleaned out and recompleted and is currently producing at the rate of approximately 850 MCF per day on an 9/64 inch choke, with a flowing tubing pressure of 840 psi.

In March 2004, the Hamill #10 well, a shut-in well on the lease, was recompleted with established production in the 3,345 foot sand. During August 2007, workover operation commenced on the Hamill #10 well after the well ceased producing gas during August 2007. This well is currently shut-in and being evaluated for possible recompletion.

During November of 2005, work over operations commenced on the Hamill #11 well. This well was a marginal producer and a number of cast iron bridge plugs set inside the well casing by previous operators were removed. The well was cleaned out to a depth of 6,000 feet. In February of 2006, the Hamill #11 was recompleted in the 2,760 foot sand at the rate of 275 MCF per day. The well has since ceased producing and is currently shut in.

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

On or about March 16, 2007 the Company executed a Partial Assignment and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition the Company assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers 19 and 1-R. In return, Century repaid the Company all deposits made toward the Hamill 1-R workover and released the Company of all prior commitments made regarding that well.

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

During March 2008, the Company executed a Partial Assigment of Oil and Gas Lease, whereby the Company conveyed to the Company’s working interest partner, Century Resources Inc., all of the Company’s rights title and interest in Hamill #14 well to all depths. In return, Century repaid the Company all deposits made toward the Hamill #14 workover and released the Company of all additional costs associated with that well. The agreement includes a back-in provision whereby the Company could regain its rights if production is established at or above 7,000, in which case the Company would reimburse to Century all of its 20 percent share of unpaid costs that were incurred to acquire that production.

Hamill #17 had been worked over in November of 2007 and deepened inside the casing to 5,700 feet. New production has been established from perforations in a stray sand at 5,630 feet. The well is currently producing gas at the rate of approximately 750 MCF per day on a 10/64 inch choke with a flowing tubing pressure of 1,250 pounds per square inch (“psi”).

- PRADO FIELD LEASES, JIM HOGG COUNTY, TEXAS:

During July 2004, the Company, under the terms of the agreement with Century exercised its option to participate for a 50% working interest in the comprising of 1,280 acres in the Prado Field located in Jim Hogg County, Texas. As of June 30, 2006, there are four (4) active wells on this lease and twenty (20) inactive well bores.

Between June of 2005, and September of 2006, the Company had earned revenues from the sale of working interest rights in the Prado field to two principle buyers, Titan Oil and Gas and Strong Petroleum Inc. Both these parties failed to complete their obligations with respect to the sale, which left the Company with the full unencumbered rights to its share of the interest as of September 28, 2006. The results of these operations can be reviewed in the Company’s prior audited financial statements for the period ended May 31, 2007.

During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century’s 7.5 percent interest in the Company’s issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company’s stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century (See Notes 1 and 8 – Notes to Consolidated Financial Statements)

- BROOKSHIRE DOME FIELD AREA:

In June of 2005, the Company used $19,930 of loan proceeds for the purchase of a 50% working interest in a 26 lease program in Waller County in the area of the Brookshire Dome Field. This project is the first of two planned development projects the company acquired the rights to participate in by means of the amended agreement with Century dated January 1, 2005. Also in June of 2005, the Company used approximately $95,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. As of the period covered by this report ending May 31, 2008, the Company has written down the value of its Brookshire interests, on the grounds that the leases have expired and the Company does not intend to pursue the development any further. The loss of $105,758 was charged to other expenses in these consolidated financial statements and results in no assets associated with this interest on our balance sheet.

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

The Company is not aware of any environmental claims existing as of December 18, 2008, which would have a material impact upon the Company's financial position or results of operations.

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

Distribution

Valor sells its production through contracts with existing pipeline operating companies and crude oil brokers. Due to the consistent demand for domestic energy as well as the maturity of the industry, Valor is able to achieve 100 percent sales of its production and have little to no difficulty in renewing distribution contracts as required.

GOING CONCERN

Valor Energy Corporation has experienced recurring losses, has a working capital deficiency of $11,501,053 and an accumulated deficit of $16,740,955 as of May 31, 2008. At the end of fiscal year ended May 31, 2004 the Company had reorganized its core business, shifting to the investment and development of oil and natural gas. Though the Company has acquired a significant revenue producing asset, the Sargent South Hamill lease working interest, its difficulty in raising further capital required for ongoing development could result in the Company having to scale back its operations. This factor, among others, raises substantial doubt as to its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Notes to Consolidated Financial Statements - Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMPLOYEES

As of May 31, 2008, the Company is utilizing two employees to manage 100 percent of the administration and business development, for which both employees are under contract.

ITEM 2.

DESCRIPTION OF PROPERTY

Prior to October 2006, VLRN’s offices were located at 2504 43rd Street, Suite 5, Vernon, British Columbia, VIT 6L1. There is no lease and the rent is due on a monthly basis at the rate of $280.00.

During October 2006, VLRN moved its office to the new location at 331 4th Street, NE, Salmon Arm, British Columbia, V1E 4P2. There is no lease and the rent is due on a monthly basis at the rate of $534.00.

During July of 2007 VLRN moved its office to the new location at 121 G Hudson St. Salmon Arm, British Columbia, V1E 4P2. There is no lease and the rent is due on a monthly basis at the rate of $700.00.

ITEM 3.

LEGAL PROCEEDINGS

During April 2007, the Holders of the Company’s convertible notes (the “investors”) proposed that the Company hire a consultant designated by the investors. The Company declined the proposal, deciding instead to conserve resources for addressing specific needs of the Company. On April 25, 2007, the investors filed with the Company a letter claiming an Event of Default as defined in the terms of the notes. On April 29, 2007, the Company and the investors agreed to cancel the claim of Event of Default and increase the discount percentage on the notes from 70% to 75%.

As of the date of this filing the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On or about March 7, 2008, the Company received written consent in lieu of a meeting of Stockholders from(i) shareholders holding 950,000 shares of common stock entitled to one vote per share; and (ii) shareholders holding 2,007,194 shares of Series A Convertible Preferred Stock entitled to 1000 votes per share, a total of  2,008,144,000 votes, approving an amendment to the Articles of Incorporation of the Company (the "Amendment"), to change the name of the Company to Valor Energy Corporation and to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to ten billion (10,000,000,000) shares of common stock at par value of $.001 with no preemptive rights.   These additional shares will have the same rights, privileges, preferences and restrictions as the Company’s shares of common stock which are currently authorized.  As the holders of the Series A Convertible Preferred Stock, these shareholders have the right to vote one thousand times for each share of Series A Convertible Preferred Stock held on all matters submitted to the shareholders.

On March 7, 2008, pursuant to Nevada Revised Statutes (“NRS”) 78.315, the Board of Directors of the Company approved the above-mentioned actions, subject to the Commissions review.

On March 31, 2008, the Company filed a PRER 14/C information statement informing shareholders of the amendments to the Company’s Articles of Incorporation and also addressed comments received from the Securities and Exchange Commission in July and August 2007. On April 25, 2008, the Company received a letter from the Securities and Exchange Commission informing the company that they had completed their review and had no further comments at that time. Subsequently, on April 29, 2008, the Company filed with the Commission a DEF14/C information statement completing the amendments.

The increase in authorized shares allows the Company to facilitate the conversion to equity of existing convertible debt, amounts due to related parties and issue stock commitments to professionals. The change to our new Company name better identifies the Company in its new business (See Note 18 – Notes to Consolidated Financial Statements).

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock currently trades on the Pink Sheets, under the trading symbol “VLRN”. The following table set forth the quarterly high and low bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

	High Bid	Low Bid
Fiscal 2006
First Quarter 2006	.004	.003
Second Quarter 2006	.0035	.002
Third Quarter 2006	.0024	.002
Fourth Quarter (5/31/06)	.017	.015

Fiscal 2007
First Quarter 2007	.045	.038
Second Quarter 2007	.035	.035
Third Quarter 2007	.03	.025
Fourth Quarter (5/31/07)	.033	.028

Fiscal 2008
First Quarter 2008	.01	.01
Second Quarter 2008	.017	.017
Third Quarter 2008	.009	.009
Fourth Quarter (5/31/08)	.008	.004

To date, VLRN has not declared or paid dividends on its common stock.

As of May 31, 2008, there were approximately 396 shareholders of record (that are not in street name) of VLRN's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

Common Stock:

A total of 4,980,000 shares of common stock, par value $0.001 (the "Shares"), have been issued by Valor since June 1, 2007 for the conversion of convertible, absent registration under the Securities Act of 1933, as amended (the "Securities Act"). The Shares issued are as follows.

During May 2008, the Board of Directors approved the issuance of 4,980,000 shares to four investors upon the conversion of $3,735 in convertible notes pursuant to the 2004 Securities Purchase Agreement (See Item 13. Exhibits List and Reports In Form 8K). We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion. (See Note 19 – Notes to Consolidated Financial Statements)

Preferred Stock:

On March 30, 2007, the Board of Directors approved a new series of convertible preferred stock allocated from the Company’s 10,000,000 authorized preferred shares. A Certificate of Designation was filed with the Nevada Secretary of State assigning certain preferential rights to these shares including; i) one Series A Convertible Preferred share has the equivalent of 1000 common share votes, ii) one Series A Convertible Preferred share will have the right, at the exclusive option of the holder, to convert to 61 common shares of the Company, once such shares become available through the increase in the Company’s authorized common shares, iii) these shares also have ratchet provision rights, registration rights and piggy back registration rights, as well as 8:1 liquidation rights. Shareholders can determine all of the rights and preferences of the Series A Convertible Preferred shares by consulting the Certificate of Designation as filed with the Nevada Secretary of State.

During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of the Company’s long standing obligation to make Mr. Westgarde a twenty seven percent owner of the Company’s issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 16 – Notes to Consolidated Financial Statements).

During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of the Company’s long standing obligation to make Mr. Hayward a twenty seven percent owner of the Company’s issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Notes 6 and 16 – Notes to Consolidated Financial Statements).

During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of $184,308, as of March 31, 2007, owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company (See Note 16 – Notes to Consolidated Financial Statements).

During April 2007, the Board of Directors approved the issuance of 166,151 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of $59,190, as of March 31, 2007, owed to Mr. Hayward for consulting and an additional 49,200 shares as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company during July and September of 2006. (See Note 16 – Notes to Consolidated Financial Statements).

During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to United Business Associates (UBA), a Company controlled by our CEO Sheridan Westgarde and a consultant Mr. Lonnie Hayward.

The stock is issued as full settlement of the amount $226,363 owed to UBA, as previously recorded in the Company’s notes payable and accrued interest (See Note 16 – Notes to Consolidated Financial Statements).

During May of 2007, Mr. Lonnie Hayward and Sheridan Westgarde, CEO of the Company, signed agreements to irrevocably waive certain rights associated with the conversion of their Series A Convertible Preferred stock into the Company's common stock.

After resigning from the Company’s Board of Directors in November 2007, and during January 2008 as part of a Purchase and Sale Agreement entered into with the Company, Mr. Hayward canceled all of his 1,776,196 shares of Series A Convertible Preferred shares (See Note 6  – Notes to Consolidated Financial Statements).

CONVERTIBLE NOTES ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

On March 22, 2004 Valor issued three convertible debentures of $433,333, $433,334 and $33,333 respectively, in cash each for an aggregate of $900,000 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. Proceeds were used to acquire a working interest in Hamill Lease and pay a portion of outstanding consulting fees (See Notes 1, 7 and 11 – Notes to Consolidated Financial Statements).

On August 6, 2004 Valor issued four convertible debentures of $40,000, $7,500, $92,500 and $110,000 respectively, in cash each for an aggregate of $250,000 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. Proceeds were used to acquire a working interest in Prado and pay a portion of outstanding consulting fees as of May 31, 2004 (See Notes 1, 8 and 11 – Notes to Consolidated Financial Statements).

In June of 2005, the Company agreed to an amendment to the convertible debentures dated March 19, 2004 having a total aggregate of $900,000. The agreement amends the applicable percentage of discount from 60 to 70 percent (See Note 11 – Notes to Consolidated Financial Statements).

On April 29, 2007, the Company and the investors agreed to increase the discount percentage on all outstanding convertible notes from 70% to 75% (See Note 11 – Notes to Consolidated Financial Statements).

On January 31, 2008, Valor issued three convertible debentures of $55,657, $48,302 and $123,109 respectively, for an aggregate of $227,068 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. Proceeds of the debentures were used to pay certain unpaid interest that had accrued on the Company’s outstanding convertible debt. The investors of these securities were accredited investors (See Note 11 – Notes to Consolidated Financial Statements).

On May 31, 2008, Valor issued four convertible debentures of $247,440, $144,175, $147,503 and $258,722 respectively, for an aggregate of $797,840 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. Proceeds of the debentures were used to pay certain unpaid interest that had accrued on the Company’s outstanding convertible debt. The investors of these securities were accredited investors (See Note 11 – Notes to Consolidated Financial Statements).

On May 30, 2008, the Company and the holders of the Company’s convertible notes agreed to amend all outstanding convertible notes. The amendment replaces all references to “fixed conversion price” and replaces them with the term “variable conversion price”. The conversion price is calculated as 75 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

WARRANTS AND OPTIONS ISSUED (THE INVESTORS OF THE SECURITIES WERE ACCREDITED INVESTORS).

On March 22, 2004, Valor issued common stock purchase warrants for the right to purchase 900,000 shares of Common Stock of VLRN at $.004 per share. These warrants were issued in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. These warrants expired on March 22, 2006.

On August 6, 2004, Valor issued common stock purchase warrants for the right to purchase 250,000 shares of Common Stock of VLRN at $.004 per share. These warrants were issued in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. The investors of these securities were accredited investors. These warrants expired on August 6, 2006.

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

PLAN OF OPERATIONS

The Company is engaged in investment and development of oil and natural gas interests. We are currently focused on our working interests in the Sargent South Field, Hamill & Hamill lease, including the newly acquired approximately 1600-acre off-shore leases.

HAMILL LEASE

The 3645-acre Hamill Lease is secured by the property’s natural gas production from 2 producing wells; Hamill #2 and Hamill #17., with our portion of the daily production in excess of 256 MCF of gas per day, (MCFGPD) however, we can give no assurances that the wells will continue to produce at this rate, if at all. With a regulatory well spacing requirement of 40 acres per well the property has wells spanning approximately 300 acres with the remaining 3,345 acres largely available for drilling of new wells. The property has historically produced natural gas from multiple stacked pay sands supported by a 10 square mile area of mutual interest.

The four new leases covering 1,610 acres in the offshore area of Matagorda County, Texas is contiguous with our onshore Sargent South Field acreage. The new leases are subject to our Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011. We plan to participate in drilling opportunities on these leases expected to commence in 2008.

The Sargent South Field, Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used by Century in the development planning of the property and new drilling locations have already been identified for drilling in 2008 and 2009. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

We plan to participate in the development of the property throughout 2008 and 2009 by continuing recompletion work of existing well bores, as well as drilling of identified prospects. A report by R. A. Lenser & Associates, independent petroleum engineers located in Houston, Texas, prepared estimates of the net proved natural gas reserves as of January 1, 2008 for the Sargent South Field, Hamill Lease. The report discusses our proved undeveloped (PUD) reserves primarily relate to reserves that are to be recovered from new drilling locations. Since our Hamill Lease located in the Sargent South field in Matagorda County, Texas is in an area with multiple pay zones, this property has proved producing, proved non-producing and proved undeveloped reserves (See Note 20 – Notes to Consolidated Financial Statements)

SUMMARY OF OUR OBJECTIVES

Our short-term objectives are;

Develop of our current working interest in both the on-shore and off-shore leases of the Sargent South Field, Hamill Lease in Matagorda County Texas.

Valor’s long-term objectives are:

Develop a balanced investment portfolio of oil and natural gas producing properties and, eventually, exploration of undeveloped project with potential for high rate of return in production proceeds and reserves.

OUTLOOK

Over the next twelve months, we are confident that existing cash flows from the Sargent South Field, Hamill lease production will be sufficient to meet our cash commitments as they become payable. We believe that the completion of the increase in our authorized shares is key to the Company’s near and long term success. A more detailed discussion of our liabilities and our management’s opinion’s regarding those liabilities is as follows:

•

Our objective in 2008 and on into 2009 is to continue to use our cash flows from operations to meet our operating expenses and working capital requirements. In the past the revenue generated from the sale of our proportionate share of natural gas from the Sargent South Field, Hamill lease has been sufficient to pay our share of lease operating expenses and most of our general operating expenses. With global supply concerns mounting, resulting in increases in natural gas prices, we believe that existing production and new production from drilling activities will allow us to successfully meet our obligations and increased activity. While natural gas prices will continue their typical seasonal fluctuation, we expect prices to remain at current levels or possibly increase in price through fall of 2008 into 2009; however, management can provide no guarantees. Should the price of natural gas fall significantly it would severely impact our ability to maintain current levels of operations and would likely result in us having to curtail existing operations.

•

We have successfully used loans from private investors, Company officers and a consultant, as well as cash raised from the sale of working interests, to pay for capital improvements to the Sargent South Field, Hamill lease. Through the issuance of preferred stock for debt we have been able to reduce the demand for cash that would otherwise be needed to pay these notes.

•

The Company has a substantial amount of debt in the form of convertible debentures that, for a number of years, we had operated without making any payments on, and which, had continued to accrue interest. After completing the increase in our authorized shares in April of 2008, we have been able to avoid being in default of these agreements by converting debt for common shares. Due to this conversion of debt into the Company’s common stock at a discount to the market price, we can expect further dilution of our current shareholders. Any event of default on these notes would likely result in the note holders seeking relief by exercising their first priority interest in the Company’s assets. Such action would, in all likelihood, result in the discontinuation of our operations. The convertible debt also contains freestanding embedded derivatives which resulted in the recording of derivative liabilities on the Company’s balance sheet that significantly exceed our ability to pay with cash. Because these derivative liabilities are calculated on a quarterly basis and based on the market price of the Company’s stock our financial condition and results of operations are subject to high volatility.

We plan to solve our issues by continuing to strive for positive results of operations on our natural gas leases in Sargent South Field. We believe that doing so will create positive market awareness and potentially increase the market price of our stock. In so doing, our equity conversions for debt will be reduced and reduce the dilution effect to our shareholders. We plan to use equity as incentive for attracting and paying professionals, as well as sell additional shares for cash to help us execute and finance our business plan. Though no plans exist at this time, we may in the future use equity as payment for mergers and acquisitions. Such issuances of additional Company stock will have a dilutive effect on common stock holders.

OTHER EVENTS

On May 2, 2007, the Company Sole Board of Director approved the appointment of Mr. Lonnie Hayward to the Board of Directors. Mr. Hayward was appointed to fill a vacancy and as permitted by the Company’s Articles of Incorporation and By-laws. On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies.

During October 2006, the Company reached an agreement settling all amounts owed to Gary Ackles, the Company’s former CEO, which results in the Company owning a major component to the Tiger•Lynk™ AR-120 large-scale underwater manipulator system currently under construction in Kamloops, British Columbia, Canada (Formerly known as the ATH equipment). During January 2008, the Company sold all rights title and interest in the TigerLynk technology to Hollund Industrial Robotics Inc, a transaction involving a former director of the Company (See Note 6 - Notes to Consolidated Financial Statements)

As of May 31, 2008, the Company is utilizing two employees to manage 100 percent of the administration and business development, for which both employees under contract.

RESULTS OF OPERATIONS

Year Ended May 31, 2008 Compared to Year Ended May 31, 2007

The company earned revenue of $406,807 for the year ended May 31, 2008, compared with $250,224 for fiscal 2007 for an increase of $156,583. The increase in equity interest is primarily due to overall increase in the production levels of the Sargent South Field combined with an increase in the price of natural gas.

Operating costs and expenses for the year ended May 31, 2008, were $706,089 and $821,260 for the year ended May 31st, 2007, for a decrease of $115,171. This decrease is attributable to lower selling, general and administrative expenses in 2008 of

$451,168, a decrease of $59,319 over the 2007 figure of $510,487. Additionally, while financing fees were reduced by $32,500 the depreciation and depletion expenses in 2008 decreased to $254,922, a decrease of $23,351 over the 2007 figure of $278,273. Though higher levels of production occurred in 2008, this decrease in depreciation is directly attributable to the new reserve estimates performed by R.A. Lenser, which recorded an increase in the reserves on the Sargent South Field , Hamill lease (See Note 20 – Notes to Consolidated Financial Statements). As a result of the embedded derivatives of the Company’s convertible debt instrument, the Company recorded significant interest income due to the lower market price of the Company’s common stock.

The Company incurred a loss from operations in fiscal 2008 of $299,282 compared with a loss of $571,036 in fiscal 2007. This decrease in losses is mainly attributable to the increase in production and natural gas prices increasing revenue from the Sargent South Field, Hamill lease, combined with the decreases in general operating expenses.

Liquidity and Capital Resources

Net cash from operating activities in fiscal 2008 amounted to $169,890 compared to net cash used by operating activities of $161,610 in fiscal 2007 for a increase in cash provided by operating activities of $331,500. The increase in cash provided is attributable to a gain on write off of debt of $97,363, a gain on sale of investment in Tiger-Lynk of $176,000, $33,592 in accretion of convertible debt discount, $6,707,995 change in derivative liability, a $30,561 change in warrant liability, $91,582 in undistributed equity in losses of leases, an increase of $3,165 in accounts receivable, a decrease in accounts payable and accrued liabilities of $60,842 which was offset by $254,922 in depreciation and depletion, and a write down of Brookshire lease of $105,758, and a $65,100 impairment on a note receivable.

The Company has the following contractual obligations:

		Payments Due by Period
		On-Demand				Convertible
		&				or payable
		Less than			More than	in/to common
	Total	1 year	2 years	3 years	3 years	stock

Accounts Payable	$ 95,029	$ 95,029				$ -
Accrued Expenses	209,490	209,490				-
Amounts due related parties	159,996	159,996				144,996
Convertible debentures (1) (Note 10)	2,758,497					2,758,497
Derivative Liability	8,261,896					8,261,896
Warrant Liability	3,894					3,894
Notes payable (Note 9)	200,259	112,079	-	88,180	-	48,000

	11,689,061	576,594	-	88,180	-	11,217,283

Other (2)	708,000	210,000	210,000	210,000	60,000	18,000

Total contractual obligations (3)	$ 12,397,061	$ 786,594	$ 210,000	$ 298,180	$ 60,000	$ 11,235,283

(1) Amounts include interest expense based upon contractual terms through May 2008.

(2) Other commitments comprise employment agreements with officers and operating lease agreeement with New
Century Resources (through May 2011)

(3) Comprised of the following:

Liabilities recorded on the balance sheet			$11,689,061
Commitments not recorded on the balance sheet			708,000

			$12,397,061

Net cash provided by financing activities was $56,163 in fiscal 2008 compared with ($7,920) of cash generated in fiscal 2007. The cash provided by financing activities for fiscal year 2008 resulted from proceeds from the issuance of notes payable of $75,680 offset by payments on notes payable of $19,517.

The Company experienced a decrease of cash from investment activities of $88,352 in fiscal 2008 as compared with cash increase of $129,043 for fiscal 2007.  The Company had an increase in the amount of cash invested in working interests of $56,769 during the 2008 period as compared to the 2007 period. During fiscal 2008, the Company’s investing was offset by proceeds received from the sale of the Company’s Tiger-Lynk interest (See Notes 6 – Notes to Consolidated Financial Statements).

During February 2006, the Company received a loan of $50,000 from Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principle balance owing of $2,288 as at May 31, 2008, is included in notes payable.

During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During November 2006, May 2007 and June 2007 the Company made principal and interest payments aggregating $22,500. As of May 31, 2008, the principal amount remaining was $0 due to the fact that during March of 2008, Mr. Hayward canceled this debt and the accrued interest, as part of the agreement with Hollund (See Note 6 – Notes to Consolidated Financial Statements ).

 During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company’s behalf representing the first month payment on the Company’s contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending the increase in the Company’s authorized shares and change the Company name. As of May 31, 2008 the Company has completed the increase in authorized shares, however the shares to Mr. Matousak have not yet been issued (See Notes 12 and 18 – Notes to Consolidated Financial Statements).

For most of the period ended May 31, 2008 and 2007, the Company had issued the maximum number of its authorized common shares and was thus unable to raise cash by the issuance of additional common shares. Cash raised was therefore raised by the issuance of debt and preferred stock. During April 2008, the Company had completed the increase of its authorized shares, thus allowing the Company to issue shares to raise cash, however no issuances of shares for cash have occurred as of the period ended May 31, 2008.

At May 31, 2008 the Company had cash of $44,629 for total current assets of $188,008.

As of May 31, 2008, the Company had a working capital deficiency of $11,501,053 and an accumulated deficit of $16,740,955. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations.  The Company has completed the increase in the total number of its authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See Note 18 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates include Depletion, Depreciation and Amortization (DD&A) of oil and gas properties. Oil and gas reserve estimates, which are the basis for unit of production DD&A and the impairment analysis, are inherently imprecise and are expected to change as future information becomes available. In addition, alternatives may exist among various accounting methods. In such cases, the choice of accounting method may also have a significant impact on reporting amounts. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates are reasonable.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP APB 14-1). FSP APB 14-1 states that convertible debt instruments that may be settled in Cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact, if any, that FSP APB 14-1 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guaranteed Insurance Contracts” (SFAS 163”).  SFAS 163 clarifies FASB Statement No 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated that there is no impact of SFAS 163 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The Company is currently evaluating the impact of SFAS 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS 161 on its financial statements, and the adoption of this statements is not expected to have a material effect on the Company’s financial statements.

ITEM 7.

FINANCIAL STATEMENTS

Please refer to pages beginning with F-1.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K occurring within the Registrant’s two most recent fiscal years and the fiscal year ending May 31, 2008.

ITEM 8A.

CONTROL AND PROCEDURES

A) Evaluation of disclosure controls and procedures

Mr. Sheridan B. Westgarde, our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of May 31, 2008, the end of the period covered by this report. Based on this evaluation, Mr. Westgarde concluded that during the period of this report our disclosure controls and procedures were not effective because of certain material weaknesses in our internal control over financial reporting that were identified and described below.

In connection with the preparation of our financial statements for the year ended May 31, 2008, certain internal control weaknesses became evident to Mr. Westgarde, that, in the aggregate, represent material weakness, including;

      (i) lack of segregation of incompatible duties;

      (ii) Insufficient Board of Directors representation.

      (iii) Excessive unrecorded adjustments

As part of the communications by Peterson Sullivan, PLLC, or Peterson Sullivan, with Mr. Westgarde, our sole director and chief executive officer, with respect to Peterson Sullivan’s audit procedures for fiscal 2008, Peterson Sullivan informed Mr. Westgarde that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is integrated with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies as our resources allow. We intend to consider the results of our remediation efforts and related testing as part of our on-going assessment of the effectiveness of our internal control over financial reporting in future periods.

B)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for evaluating the effectiveness of internal control over financial reporting as of May 31, 2008. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer, who is also our principle financial officer and sole member of our board of directors, and effected by our sole board of directors and  other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and sole director; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of May 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management determined that our internal control over financial reporting was not effective as of May 31, 2008 because the following material weakness in internal control over financial reporting existed as of May 31, 2008:

Our management oversight and review procedures designed to monitor the effectiveness of our entity level control activities in our head office located in Salmon Arm, BC, Canada, were ineffective. Though no material misstatements have resulted our management have determined that until such time as sufficient representation on our Board of Directors can be achieved the Company’s in ability to formulate an audit committee represents a significant risk.

Changes in internal controls

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal year-ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

Name	Age	Position
Sheridan B. Westgarde	39	Director & President
Lonnie Hayward (*)	39	Director & Vice President

       (*) Resigned November 15, 2007

The officers and Directors of Valor will devote only such time as they deem appropriate in the business affairs of our Company. It is, however, expected that the officers will devote the time deemed necessary to perform their duties for the business of our Company. The amount devoted by our director is discussed below.

The directors of Valor are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified.

Biographies of Our Executive Officers and Directors

Sheridan B. Westgarde was appointed to the Board of Directors March 27, 2003. A C.A.S. Tech graduate of UCC British Columbia. – Prior to joining our Company Mr. Westgarde served for 3 years as President of Legacy Systems Corp and 8 years as president of PACS Consulting, a technical consulting company, providing hands on technical knowhow to multiple sectors and industries, including Robotics, Forestry and Public Utilities. Key to Mr. Westgarde’s current position is his past involvement in the oil and gas service industry, providing his technical expertise in down-hole tool management and implementation. Mr. Westgarde has served as a consultant to businesses on a broad range of issues from public marketing to strategic planning to capital budgeting and financing.

Mr. Westgarde does not sit on the Board of any other public company. Mr. Westgarde dedicates approximately 90% of his time to Valor.

On May 2, 2007, Mr. Lonnie Hayward was appointed as a member of the Board to fill the vacancy left by Mr. Kerpan. This action was performed without a vote of the Company’s security holders as provided for in the Company’s Articles of Incorporation and By-laws when such an appointment is to fill a vacancy left by prior resignations. Mr. Hayward also served as Vice President of the Company. On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies.

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

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended May 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

On May 31, 2008, the Board of Directors of the Company adopted the Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is included in Item 13 as an Exhibit 99.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended May 31, 2008 to the Company’s Chief Executive Officer, Secretary and Director during such period.

CHART - EXECUTIVE COMPENSATION

Payouts	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Sheridan B. Westgarde President/CEO	2008 2007 2006	90,000 86,000 60,000			29,700	0 0 0
Lonnie Hayward Director / Vice President (*)	2008 2007 2006	10,000			29,700	0 0 0

(*) Resigned on November 15, 2007

Chief Executive Officer Compensation:

On April 1, 2006, the Company’s three-year consulting agreement with it’s CEO, Director and President expired. Under that agreement Mr. Westgarde received the monthly consulting fee to $5,000 per month and $1,500 per month in stock compensation. During October 2006, the Company’s Board of Directors approved a new contract for Mr. Westgarde with a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock. In addition, on April 20, 2007, the Board of Directors approved the issuance of 1,350,000 Series A Convertible Preferred Shares to Mr. Westgarde, fulfilling a commitment to make Mr. Westgarde a significant shareholder in the Company. At the time of the transaction the Company recorded these shares as additional compensation at a value of $29,700. Commencing fiscal year ended May 31, 2008, Mr. Westgarde’s cash component of his compensation was paid in Canadian dollars at a fixed rate of $7,344 per month. The stock component of $18,000 has not been paid and was accrued and recorded in “Amounts Due to Related Parties” in the Company’s consolidated financial statements.

During April 2007 Mr. Westgarde agreed to accept preferred stock as settlement of amounts owed to him for consulting and stock he previously loaned to the Company that was previously recorded in the Company’s Amounts Due to Related Parties. The Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock as settlement of the $184,308 amounts owed (See Note 16 – Notes to Consolidated Financial Statements).

Compensation of Directors

Mr. Westgarde, the Company’s President and Chief Executive Officer, has his compensation as detailed above.

Mr. Lonnie Hayward was compensated under the terms of a prior consulting agreement on a month-to-month basis. The agreement was for $3,500 in cash and $1,500 in stock compensation, however as stated above, Mr. Hayward resigned in November 2007, and is no longer with the Company  (See Notes 16 - Notes to Consolidated Financial Statements).

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock:

The following information table sets forth certain information regarding the Company's common stock owned on May 31, 2008, by (i) each shareholder who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of Directors, Officers and 5% Stockholders	Number of Common Shares Owned	Percentage of Common Stock Owned On May 31, 2008 (1)
Sheridan Westgarde 744B Mobley Rd. Salmon Arm, BC. VOE 2X1	950,000	1.0%
All directors and executive officers as a group (1 in number)	950,000	1.0%

(1)

Applicable percentage of ownership is based on 104,980,000 shares of common stock outstanding as of May 31, 2008.

Preferred Stock:

The following information table sets forth certain information regarding the Company's Series A Convertible Preferred Stock owned on May 31, 2008, by (i) each shareholder who is known by the Company to own beneficially more than 5% of its outstanding Series A Convertible Preferred Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of Directors, Officers and 5% Stockholders (1)	Number of Series A Preferred Shares Owned	Percentage of Preferred Stock owned On May 31, 2007(1)
Sheridan Westgarde 2504 27th Ave. Vernon, BC. V1T 1T1	2,007,194	100.00%
All directors and executive officers as a group (1 in number)	2,007,194	100.00%

(1)  Applicable percentage of ownership is based on 2,007,194 shares of Series A Convertible Preferred Stock outstanding as of May 31, 2008.

Voting Rights of Common and Preferred Stock:

The following information table sets forth certain information regarding the votes associated with the Company’s shares of Common Stock and Series A Convertible Preferred Stock as of May 31, 2008. The chart shows the voting information of stock held by (i) each shareholder who is known by the Company to own beneficially more than 5% of its outstanding voting stock,(*)  (ii) each director and officer, and (iii) all officers and directors as a group.  The Common Stock and Series A Convertible Preferred Stock vote together as one class on all matters requiring a shareholder vote:

Names and Address of Directors, Officers and 5% Stockholders (1)	Total Number of Votes from Common Shares Held (1)	Total Number of Votes from Preferred Shares Held (2)	Total Number of Votes	Percentage of Total Votes (3)
Sheridan Westgarde 2504 27th Ave. Vernon, BC. V1T 1T1	950,000	2,007,194,000	2,008,144,000	95.03%
Total	950,000	2,007,194,000	2,008,144,000	95.03%

(1)

Based on one vote per Common share held.

(2)

Based on one thousand votes per Series A Convertible Preferred Share held.

(3)

Based on (i) 104,980,000 Common shares outstanding with one vote per share and (ii) 2,007,194 Series A Convertible Preferred shares outstanding with one thousand votes per share for a total of 2,007,194,000 total votes from preferred shares, voting together as one class.  There are 2,112,174,000 total possible votes.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 2, 2007, the Company Sole Board of Directors approved the appointment of Mr. Lonnie Hayward to the Board of Directors. Mr. Hayward was appointed to fill a vacancy and as permitted by the Company’s Articles of Incorporation and By-laws. On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies.

During July 2004, the Company received short term loans from Sheridan Westgarde, the Company’s CEO, Lonnie Hayward, consultant, and Robert Marchand in an amount aggregating $42,000 which was used, along with Company’s available cash, to fund the purchase of the 50 percent working interest in the Prado Field lease. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months. Following the closing of the $250,000 convertible debentures in August 2004, Mr. Westgarde and Mr. Hayward were repaid their principal amounts plus 10 percent, while Mr. Marchand declined repayment in favor of re-investing his principal and proceeds with the Company. The remaining 10 percent will be paid within the next 10 months. As of fiscal year ended May 31, 2008 the remaining 10 percent has not been paid.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates (“UBA”), a company owned by the Company’s current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. These advances from UBA are included in Notes Payable in the consolidated balance sheet. During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to United Business Associates (UBA), a Company controlled by our CEO Sheridan Westgarde and a consultant Mr. Lonnie Hayward. The stock was issued as full settlement of the amount owed to UBA, as previously recorded in the Company’s notes payable and accrued interest. During January 2008, 210,845 of these shares were canceled as part of an agreement with Hollund Industrial Robotics Inc, and Mr. Lonnie Hayward (See Note 6 - Notes to Consolidated Financial Statements).

The Company had in the past advanced $100,000 for the construction of one TigerLynk underwater manipulator machine, which was partially completed. During October of 2006 the Company acquired all rights, title and interest to the patented TigerLynk manipulator system from Gary Ackles (“Ackles”), former CEO of the Company. The purchase involved total payments to Ackles of $261,970 in cash, while Ackles conceded $450,889 in other amounts owed to him. Additional commitments made to Ackles were; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 Tiger•Lynk™ machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue to Ackles 5 percent of its issued and outstanding stock to Ackles, pending the increase in authorized shares, as incentive to completing the settlement agreement (See Note 6 – Notes to Consolidated Financial Statements). On February 26, 2008, the Company finalized an agreement to sell all rights, title and interest in the Tiger-Lynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were finalized on February 20, 2008. Those terms include the Company being relinquished of all prior commitments in royalties and stock made to Gary Ackles and the Company receiving $314,000 from HIRS, comprised of a $64,000 in deposits already paid and 10 equal payments of $25,000, commencing March 1, 2008 and finishing December 1, 2008. Additionally, the terms of the sale Mr. Lonnie Hayward, a principal of HIRS, and former Director of the Company, agreed to relinquish to the Company all common and/or preferred stock held by him at the time of the transaction. In the event of default on the payment terms all rights acquired by HIRS per the agreement shall terminate at the discretion of the Company. During March 2008, the Company entered into the Addendum to the Purchase and Sale Agreement Dated January 20, 2008 and the Letter Agreement Dated February 20, 2008, whereby it was agreed that the Company would accept 750,000 shares of Hollund Industrial Inc common stock (parent company of HIRS and traded on the "PinkSheets" trading system)., and payable to the Legacy Investment in consideration for the March 1st payment due (See Notes 6 and 19 – Notes to Consolidated Financial Statements). During

June 2008, the Company signed an additional addendum to the agreement with Hollund, further modifying the terms of payment. The new terms reduced the $205,100 principal amount remaining to be paid by Hollund to $140,000, a reduction of $65,100. New terms of payment for the $140,000 were; $30,000 by July 15, 2008, $30,000 by September 15, 2008 and the balance of $80,000 to be paid in three monthly payments due on the 1st day of December 2008, January 2009, and February of 2009. The Company has recorded a write-down of $65,100 to its Hollund receivable.

Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, pending the increase in the Company’s authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan (See Notes 16 and 18 – Notes to Consolidated Financial Statements). Previous to this agreement the Company was operating under the expectation that the mechanical assembly and components of the Tiger•Lynk™ AR-120 machine, constructed and stored at a manufacturing facility in Kamloops, British Columbia Canada, would be exchanged for amounts owed Legacy, however this is no longer the case. The final settlement reached relinquishes Ackles and Legacy of any rights, title or interest in the equipment. During April 2008, the Company completed its planned increase in authorized shares (See Note 18 – Notes to Consolidated Financial Statements) but has yet to issue this stock.

ITEM 13.

EXHIBITS, LIST AND REPORTS IN FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company filed February 28 th , 1997. (1)
3.2	Certificate Amending Articles of Incorporation filed November 19 th , 1997. (1)
3.3	Bylaws of the Company. (1)

4.1	Form of Common Stock Certificate. (2)
4.2	Form of Warrant Agreement with Form of Warrant Election to Purchase. (2)
10.1	Form of Secured Convertible Debenture Purchase Agreement. (2)
10.2	Form of Registration Rights Agreement. (2)
10.3	Form of 12% Convertible Debenture. (2)
10.4	Form of Security Agreement. (2)

10.5	December 2003 Convertible Promissory Note (3)

10.6	UBA Loan Agreement (November 2005) (4)

(March 2004 Convertible Debenture Agreements – 10.7 thru 10.21)
10.7	Cross-Receipt (5)
10.8	Secretary and Officers Certificates (5)
10.9	Amendment Agreement (5)
10.10	Escrow Agreement (5)
10.11	Guaranty and Pledge Agreement (5)
10.12	Intellectual Property Security Agreement (5)
10.13	Security Agreement (5)
10.14	Registration Rights Agreement (5)
10.15	Stock Purchase Warrant (5)
10.16	Stock Purchase Warrant (5)
10.17	Stock Purchase Warrant (5)
10.18	Secured Convertible Debenture (5)
10.19	Secured Convertible Debenture (5)
10.20	Secured Convertible Debenture (5)
10.21	Securities Purchase Agreement (5)
10.22	New Purchase & Sale and Exploration Agreement (5)
10.23	Operating Agreement (5)

(August 2004 Convertible Debenture Agreements – 10.24 thru 10.39)
10.24	Cross Receipt (6)

10.25	Escrow Agreement (6)
10.26	Guaranty and Pledge Agreement (6)
10.27	Intellectual Property Security Agreement (6)
10.28	Registration Rights Agreement (6)
10.29	Secured Convertible Debenture $40000 (6)
10.30	Secured Convertible Debenture $92500 (6)
10.31	Secured Convertible Debenture $110000 (6)
10.32	Secured Convertible Debenture $7500 (6)
10.33	Securities Purchase Agreement (6)
10.34	Security Agreement (6)
10.35	Stock Purchase Warrant AJW Offshore Ltd (6)
10.36	Stock Purchase Warrant AJW Partners LLC (6)
10.37	Stock Purchase Warrant AJW Qualified Partners LLC (6)
10.38	Stock Purchase Warrant NMC Partners LLC (6)
10.39	Secretary’s and Officer’s Certificate (6)
10.40	Purchase and Sale Agreement - Titan (6)

10.41	Agreement to Back Out of the Purchase of Working Interest as set forth in the Purchase and Sale Agreement Dated July 30, 2004 and the Amendment Dated June 1, 2005. (7)

10.42	Settlement Agreement Sept 6, 2004 (8)

10.43	January 1, 2005 Amendment to Purchase and Sale Agreement (9)

10.44	First Amendment to P&S Agreement Prado (10)

10.45	Debenture Amendments (11)

10.46	Estimated Reserves And Future Income Attributable to Certain Leasehold Interest as of January 1, 2005 (12)
10.47	Estimated Reserves And Future Income Attributable to Certain Leasehold Interest as of January 1, 2006 (12)

10.48	Letter Agreement Ackles Dated Oct 17, 2006 (13)
10.49	Agreement between Ackles Legacy and Valor dated October 23, 2006 (13)
10.50	Technology Purchase and Sale Agreement Dated Oct 30th 2006 (13)
10.51	Agreement Regarding the Purchase and Sale of Valor’s Interest in the Prado Field (13)
10.52	Letter Agreement regarding New Century relinquishment of rights to Valor Shares (13)
10.53	Memorandum Concerning The Termination Of The Development Agreement (13)
10.54	Employment Agreement of Sheridan Westgarde (13)
10.55	Consultant Agreement of Les Westgarde (13)

10.56	Certificate of Amendment to Company’s Articles of Incorporation (14)

10.57	Estimated Reserves And Future Income Attributable to Certain Leasehold Interest as of January 1, 2007

10.58	Certificate of Designation – (Preferred Shares) (15)

10.59	Debenture Amendment Agreement (15)

10.60	Preferred Share Letter Agreements UBA (15)

10.61	Preferred Share Letter Agreements Sheridan Westgarde (15)

10.62	Preferred Share Letter Agreements Lonnie Hayward (15)

10.63	Default Notice and Default Cancellation Agreement (15)

10.64	Letter Agreement for Cancelation of Rights - Sheridan Westgarde (16)

10.65	Letter Agreement for Cancelation of Rights - Lonnie Hayward (16)

10.66	Callable Secured Convertible Notes (3) Aggregating 227,069. (17)

10.67	TigerLynk Purchase and Sale January 20, 2008 (17)

10.68	Letter Agreement February 20, 2008 (Revision to TigerLynk Purchase and Sale Agreement of January 20, 2008) (17)

10.69	March 2008 Addendum to Agreement with Hollund dated January 20, and February 20, 2008

10.70	Letter Agreement with Harvey Smith dated May 2008

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers

31.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Previously filed with the Commission on August 16 th , 1999 as part of Valor Energy Corp’s Registration Statement (File N0.000-27063) on Form 10SB12G and incorporated by reference herein.

(2)

Previously filed with the Commission on August 21 st , 2000 as part of Valor Energy Corp.’s Registration (File NO: 333-44184) on Form SB-2 filed on August 21 st , 2000 and incorporated by reference herein.

(3)

Previously filed with the Commission on February 2 , 2007 as part of Valor Energy Corp.’s Quarterly Report on Form 10-QSB/A for the period ended February 29, 2004, and incorporated by reference herein.

(4)	Previously filed with the Commission on February 5 , 2007 as part of Valor Energy Corp.’s Quarterly Report on Form 10-QSB for the period ended November 30, 2005, and incorporated by reference herein.
(5)	Previously filed with the Commission on February 16 , 2007 as part of Valor Energy Corp.’s Annual Report on Form 10-KSB/A for the year ended May 31, 2004, and incorporated by reference herein.
(6)	Previously filed with the Commission on February 16 , 2007 as part of Valor Energy Corp.’s Quarterly Report on Form 10-QSB/A for the period ended August 31, 2004, and incorporated by reference herein.
(7)	Previously filed with the Commission on February 21 , 2007 as part of Valor Energy Corp.’s Quarterly Report on Form 10-QSB for the period ended February 28, 2006, and incorporated by reference herein.
(8)

Previously filed with the Commission on February 26, 2007 as part of Valor Energy Corp.’s Quarterly Report on Form 10-QSB/A for the period ended November 30, 2004, and incorporated by reference herein.

(9)

Previously filed with the Commission on February 26, 2007 as part of Valor Energy Corp.’s Quarterly Report on Form 10-QSB/A for the period ended February 28, 2005, and incorporated by reference herein.

(10)	Previously filed with the Commission on February 26, 2007 as part of Valor Energy Corp.’s Quarterly Report on Form 10-QSB/A for the period ended August 31, 2005, and incorporated by reference herein.
(11)	Previously filed with the Commission on March 13, 2007 as part of Valor Energy Corp.’s Report on Form 8-K, and incorporated by reference herein.
(12)	Previously filed with the Commission on April 17, 2007 as part of Valor Energy Corp.’s Annual Report on Form 10-KSB/A for the year ended May 31, 2006, and incorporated by reference herein.
(13)	Previously filed with the Commission on May 25, 2007 as part of Valor Energy Corp.’s Quarterly Report on Form 10-QSB for the period ended November 30, 2006, and incorporated by reference herein.
(14)	Previously filed with the Commission on June 14, 2007 as part of Valor Energy Corp.’s PRER 14C Information Statement, and incorporated by reference herein.
(15)	Previously filed with the Commission on November 13, 2007 as part of Valor Energy Corp’s Annual Report on Form 10-KSB for the year ended May 31, 2007, and incorporated by reference herein.
(16)

Previously filed with the Commission on March 6, 2008 as part of Valor Energy Corp's refilling of its Annual Report on Form 10-KSB/A for the year ended May 31, 2007, and incorporated by reference herein.

(17)	Previously filed with the Commission on April 22, 2008 as part of Valor Energy Corp's Quarterly Report on Form 10-QSB for the period ended February 29, 2008, and incorporated by reference herein.

(b)

Reports on Form 8-K:

1.

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

2.

Form 8- K dated March 9, 2007 reported that on February 27, 2007, our Chief Executive Officer and Chief Financial Officer, Mr. Sheridan B. Westgarde, concluded that the Company's audited financial statements for the year ended May 31, 2005, which are included in the Company's Form 10-KSB for that period, can no longer be relied upon. Additionally, the Company's unaudited financial statements for the three, six and nine months ended August 31, 2005, November 30, 2005 and February 28, 2006, respectively, which are included in the Company's Form 10-QSB’s for those periods, can no longer be relied upon. Specifically, the Company's consolidated balance sheet will be affected, with a substantial decrease in stockholders' equity and a corresponding increase in liabilities due to an accounting error resulting in financial restatements. Additionally, there will be a material change in the consolidated statement of operations.

In the customary course of the Commission’s review of a Schedule 14/A and other Company filings, the Commission issued a comment letter (the “Comment Letter”) to the Company dated December 8, 2005. The Comment Letter included comments indicating that the way the Company had been accounting for its convertible debt may have been incorrect. During the course of preparing the financial statements for the year ended May 31, 2006, and the related Form 10KSB for 2006, and after further consultation with accounting professionals, Mr. Westgarde concluded that the Company's accounting for the secured convertible debt ("Convertible Note") was not in accordance with U.S. generally accepted accounting principles. Specifically, the Convertible Note was deemed to not meet the definition of a "conventional convertible note," and therefore, embedded derivatives included therein such as the Convertible Note feature and stock warrants issued to the lender, and certain other provisions, should have been accounted for as derivative liabilities and not initially recorded as beneficial conversion features within stockholders' equity.

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

3.

Form 8- K dated March 13, 2007 reported that on March 9, 2007, the Company management discovered that certain agreements, that are required to be filed in accord with Item 601 of Regulation S-B, were not filed as exhibits to the Company’s amended August 31, 2005 quarterly report on Form 10-QSB/A and the Company’s November 30, 2005, quarterly report on Form 10-QSB. These agreements are summarized as follows;

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

Both of these debenture amendment agreements have been combined into one document and filed herein as exhibit to this filing.  All of the Company’s related financial statements, as filed with the Commission, have taken in account adjustments, as necessary, due to these agreements.

4.

Form 8- K dated April 24, 2007, announcing a change in control of the registrant, reported that on April 20, 2007, the Company issued one million three hundred fifty thousand (1,350,000) shares of the Company’s authorized Series A Convertible Preferred Shares to Sheridan B. Westgarde, and one million three hundred fifty thousand (1,350,000) shares of the Company’s authorized Series A Convertible Preferred Shares to Lonnie Hayward.  Pursuant to the Certificate of Designation, each share of Series A Convertible Preferred Stock shall be convertible into sixty-one (61) shares of Common Stock.  The Common Stock into which the Series A Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock of the Company, and none of the rights of the Preferred Stock.  Additionally, the Series A Preferred Stock shall have one thousand (1000) votes for every share, and shall vote together as one class with the Common Stock.  As a result, at that time the capitalization of the company consisted of (i) 100,000,000 shares of Common Stock, each entitled to one vote per share; and (ii) 2,700,000 shares of Series A Convertible Preferred Shares, each entitled to 1000 votes per share.  Accordingly, together with Mr. Westgarde’s 950,000 shares of Common Stock that were previously held, these two shareholders were entitled to 2,700,950,000 of 2,800,000,0000 total possible votes, or approximately 96.46% of the total voting power of the Company (See Note 18 - Notes To Consolidated Financial Statements)

5.

Form 8- K dated May 31, 2007, reported that effective December 20, 2003, Mr. Shane Kerpan resigned from the Board of Directors (“Board”) of Aquatic Cellulose International Corporation (the “Company”). To the knowledge of the Board and executive officers of the Company, Mr. Kerpan did not resign because of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

Effective February 24, 2004, Mr. Claus Wagner-Bartak resigned from the Board. To the knowledge of the Board and executive officers of the Company, Mr. Wagner-Bartak did not resign because of any disagreement with the Company on any matter related to the Company’s operations, policies or practices.

On May 2, 2007, Mr. Lonnie Hayward was appointed as a member of the Board to fill the vacancy left by Mr. Kerpan. This action was performed without a vote of the Company’s security holders as provided for in the Company’s Articles of Incorporation and By-laws when such an appointment is to fill a vacancy left by prior resignations. Mr. Hayward will also serve as Vice President of the Company.

Mr. Hayward is 39 years old and had served as a key consultant to the Company from 2004 to 2007. Mr. Hayward has worked with the Company to find various oil and gas opportunities, ranging from production to drilling prospects, and had worked to bring various forms of financing to the Company. Prior to joining the Company, from 2002 to 2004, Mr. Hayward was a director for Inouye Technologies, Inc. (“Inouye”), a small producer of Powerline products in Canada. In that role, he assisted with financing and getting Inouye listed on the CNQ exchange. From 1993 to 2002, Mr. Hayward worked for AAA International (“AAA”), an international law center Mr. Hayward founded in 1993. During his time at AAA, Mr. Hayward consulted with many large international firms, assisting them with collection and legal procedures, and credit granting policies.

No transactions have occurred in the last two years to which the Company was a party in which Mr. Hayward had or is to have a direct or indirect material interest. Mr. Hayward does not have an employment agreement with the Company.

6.

Form 8- K dated February 26, 2008, reported that: On January 20, 2008 the Company signed a agreement to sell all rights, title and interest in the TigeroLynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were finalized on February 20, 2008. Those terms include the Company being relinquished of all prior commitments in royalties and stock made to Gary Ackles and the Company receiving $314,000 from HIRS, comprised of a $64,000 in deposits already paid and 10 equal payments of $25,000, commencing March 1, 2008 and finishing December 1, 2008. Additionally, the terms of the sale Mr. Lonnie Hayward, a principal of HIRS, and former Director of the Company, agreed to relinquish to the Company all common and/or preferred stock held by him at the time of the transaction. In the event of default on the payment terms all rights acquired by HIRS per the agreement shall terminate at the discretion of the Company.

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

During fiscal year 2008, the Company incurred a total of $68,443 that was directly associated with the preparation of annual audit reports and quarterly reports and related fees

2) Tax Fees

During fiscal year 2006, there was $4,000 in fees billed associated with the preparation of tax filings.

During fiscal year 2007, there were no fees billed associated with the preparation of tax filings.

During fiscal year 2008, there were no fees billed associated with the preparation of tax filings.

3) All Other Fees

During fiscal year 2006, there were no other fees billed by the Company’s principal accountant for services other than those reported for audit and audit related fees and tax fees.

During fiscal year 2007, there were no other fees billed by the Company’s principal accountant for services other than those reported for audit and audit related fees.

During fiscal year 2008, there were no other fees billed by the Company’s principal accountant for services other than those reported for audit and audit related fees.

Audit committee’s pre-approval policies and procedures

The Company has one sole member on its Board of Directors, Mr. Sheridan Westgarde, our Chairman and CEO. The company does not have sufficient representation on its Board of Directors to appoint an audit committee at this time.

VALOR ENERGY CORP.

May 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Valor Energy Corp.

Salmon Arm, B.C.

CANADA

We have audited the accompanying consolidated balance sheet of Valor Energy Corp. and Subsidiary ("the Company") as of May 31, 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended May 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Valor Energy Corp. and Subsidiary as of May 31, 2008, and the results of their operations and their cash flows for the years ended May 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not generated positive cash flows from operations and has an accumulated deficit at May 31, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

November 26, 2008

AQUATIC CELLULOSE INTERNATIONAL CORP

31-May-08

Assets

Current Assets
Cash	$ 44,629
Accounts Receivable	$ 3,379
Notes Receivable	140,000
Total Current Assets	188,008
Property and equipment, net	6,365
Investment in Hamill lease	756,292
Total Assets	$ 950,665

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$ 95,029
Accrued expenses	209,490
Amounts due to related parties	159,996
Convertible debentures, net of discount of $193,476	2,758,497
Derivitive liability	8,261,896
Warrant liability	3,894
Notes payable	200,259
Total current liabilities	11,689,061

Stockholders' Deficit
Preferred stock, $0.001 par value per share
10,000,000 shares authorized. 2,007,194 shares
issued and outstanding.	2,007
Common stock, $0.001 par value, 10,000,000,000
shares authorized, 104,980,000 shares issued and
outstanding.	104,980
Additional paid in capital	5,915,860
Accumulated deficit	(16,740,955)
Foreign currency translation	(20,288)
Total stockholders' deficit	(10,738,396)

Total Liabilities and Stockholders' Deficit	$ 950,665

AQUATIC CELLULOSE INTERNATIONAL CORP
Consolidated Statements of Operations

	For the Years Ended
	May 31, 2008	May 31, 2007

Equity in earnings of lease	$ 406,807	$ 250,224

Operating expenses
Selling, general and administrative	451,167	510,487
Financing fees	-	32,500
Depreciation and depletion	254,922	278,273
Total operating expenses	706,089	821,260

Loss from operations	(299,282)	(571,036)

Other income (expense)
Interest income (expense)	150,007	(334,499)
Interest income (expense) related to convertible debt	6,932,032	(8,179,060)
Gain on Sale of Tiger-Lynk	176,000
Gain from settlement of debt	97,311	264,754
Gain from sale of Interest - Prado	-	255,157
Writedown on Brookshire	(105,758)
Other income		3,095
Impairment on notes receivable	(65,100)

Total other income (expense)	7,184,492	(7,990,553)

Net income (loss)	$ 6,885,210	$ (8,561,589)

Weighted Average Common Shares Outstanding (Basic)	99,421,003	100,000,000

Weighted Average Common Shares Outstanding (Diluted)	468,618,855	-

Net income Per Common Share (Basic)	$ 0.07	$ (0.09)

Net income Per Common Share (Diluted)	$ 0.01

AQUATIC CELLULOSE INTERNATIONAL CORP

Consolidated Statements of Comprehensive Income

For the Years Ended
	May 31, 2008	May 31, 2007

Net income (loss)	$ 6,885,210	$ (8,561,589)

Foreign currency translation	25,122	(593)

Comprehensive Income (loss)	$ 6,910,332	$ (8,562,182)

VALOR ENERGY CORP

Consolidated Statement of Stockholders' Deficit

					Paid	Foreign		Total
	Preferred	Preferred	Common	Common	In	Currency	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Translation	Deficit	Deficit
Balance at May 31, 2006	0	$ -	100,000,000.00	$100,000	$5,363,441	($44,817)	($15,036,863)	($9,618,239)

For Year 2007 Activities
Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007	1,350,000	1,350			28,350			29,700
Issued of preferred stock to settle obligation, at $0.001 per share, April 20, 2007	1,350,000	1,350			28,350			29,700
Issued of preferred stock for debt settlement, at $0.001 per share, April 20, 2007	446,349	446			183,862			184,308
Issued of preferred stock for debt settlement and compensation, at $0.001 per share, April 20, 2007	215,351	215			85,386			85,601
Issued of preferred stock for settlement of note payable, at $0.001 per share, April 20, 2007	421,690	422			225,941			226,363
Foreign currency translation adjustment						-593		(593)
Net loss							(8,561,589)	(8,561,589)
Balance at May 31, 2007	3,783,390	3,783	100,000,000	100,000	5,915,330	-45,410	(23,598,452)	(17,624,749)

For Year 2008 Activities								0
Reliquisment of prefered shares to Lonnie Hayward	(1,776,196)	(1776)			(715)			(2,491)
Adjustment to Accumulated Deficit							-27,713	(27,713)
Issuance of common stock for conversion of debt May 30, 2008			4,980,000	4,980	1,245			6,225
								0
								0
Net Income (loss)						25,122	6,885,210	6,910,332
Balance at May 31, 2008	2,007,194	$2,007	104,980,000	$104,980	$5,915,860	($20,288)	($16,740,955)	($10,738,396)

AQUATIC CELLULOSE INTERNATIONAL CORP

Consolidated Statements of Cash Flows

	For the Years Ended
	May 31, 2008	May 31, 2007

Cash flows from operating activities:
Net Income (loss)	$ 6,885,210	$ (8,561,589)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and depletion	254,922	278,309
Accretion of convertible debt discount	(33,592)	31,680
Undistributed equity in losses (gains) of leases	(91,582)	29,298
Gain on write off of debt	(97,363)	(264,754)
Gain on sale of investment of Prado		(255,157)
Gain on sale of investment of Tiger-Lynk	(176,000)
Issuance of Preferred Shares to Officers for compensation		85,811
Loss from impairment of Brookshire	105,758
Bad debt expense from Note Receivable Write-down	65,100
Change in derivative liability	(6,707,995)	8,131,154
Change in warrant liability	(30,561)	16,226
Change in operating assets and liabilities
Accounts receivable	(3,165)	(214)
Accounts payable and accrued expenses	(60,842)	247,176
Due to related parties	60,000	100,450
Net cash provided by (used in) operating activities	169,890	(161,610)
Cash flows from investing activities:
Proceeds from sale of Prado		300,000
Proceeds from sale of Tiger-Lynk	84,000
Additional investment in Hamill lease	(171,309)	(114,540)
Acquisition of patent	-	(50,000)
Acquisition of equipment	(1,043)	(6,417)
Net cash provided by (used in) investing activities	(88,352)	129,043

Cash flows from financing activities:
Proceeds from the issuance of notes payable	75,680	235,000
Payments on notes payable	(17,638)	(160,463)
Payments on related party debt	(1,879)	(82,457)
Net cash provided by (used in) financing activities	56,163	(7,920)
Non Cash Items
Effect of foreign currency exchange rate on cash balance	(2,590)	(593)
Stock issued for debt	2,490
Increase in debt discount	(159,884)
Non-Cash Addition to fixed assets	(725)
Non-Cash Payment to Lions Group	24,900
Net cash used in Non-Cash activities	(135,809)

Net increase (decrease) in cash	1,892	(41,080)

Cash at beginning of period	42,737	83,817
Cash at end of period	44,629	$ 42,737

AQUATIC CELLULOSE INTERNATIONAL CORP

Consolidated Statements of Cash Flows, continued

For the Years Ended
	May 31, 2008	May 31, 2007

Supplementary information

During the fiscal year ended May 31, 2008, the Company entered into the following non-cash transactions:
Issued 4,980,000 Common Shares for convertion of outstanding debt	$ 3,735

During the fiscal year ended May 31, 2007, the Company entered into the following non-cash transactions:

Issued 2,749,210 Series A Preferred Shares for Director/Officer compensation		$ 85,811
Issued 612,500 Series A Preferred Shares for Amounts Due to Related Parties		$ 243,498
Issued 421,690 Series A Preferred Shares canceling a note payable		$ 226,363

NOTE 1 - ORGANIZATION AND BUSINESS COMBINATION

During April 2008, the Company completed Schedule 14/C information statement proceedings, that included the change of the Company’s name from Aquatic Cellulose International Corp to Valor Energy Corp and the change of the Company’s trading symbol from AQCI to VLRN. Valor Energy Corp. (the "Company", “Valor ” or "VLRN") was incorporated under the laws of the State of Nevada in 1996 Since May of 2003, the Company has been actively involved in Oil and Natural Gas production and development. The Company holds non-operated interests in oil and gas properties in the US.

Effective March 2004 the Company completed an acquisition allowing for investment and development of oil and natural gas. In March 2004, pursuant to an agreement with Century Resources Inc. (now New Century Energy Corp. herein referred to as “Century”), the Company acquired a 20 percent ownership position and a 16 percent net revenue interest in the Sargent South field Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company's Sargent field interest applies to all depths from surface to 7000 feet, with the exception of three wells, number 19, 14 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its Sargent South interests by acquiring the same interest percentage in 4 State leases contiguous with the Company's existing acreage and extending 1,610 acres into the off-shore Gulf of Mexico. These 4 leases have a five year term and expire on April 4, 2011, pending production development. The original agreement for the purchase of the Hamill lease also included an exclusive, optional, “New Project and Exploration Drilling Participation’ agreement, under which in July 2004 the Company exercised its right for the acquisition of a 50 percent ownership position and a 45 percent net revenue interest in a 1,280-acre lease in the Prado Oil Field (Prado), located in Jim Hogg County, Texas. The lease has 20 existing wells that were originally producing in the 1960’s, four of which were still producing. During October 2006, the Company sold all of its 50 percent Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century’s 7.5 percent interest in the Company’s issued and outstanding stock to be issued following a proposed restructuring of the Company. This 7.5 percent interest in the Company’s stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century (See Note 8).

The Company also had a fifty percent (50%) working interest participation in oil and gas leases comprised by the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area). In June of 2005, the Company used $19,930 of loan proceeds for the purchase of this interest as well as approximately $96,000 in loan proceeds to participate in drilling of the first test well on June 15, 2005. The well was temporarily plugged at a depth of 5,200 feet on June 27, 2005. As of the period covered by this report ending May 31, 2008, the Company has written down the value of its Brookshire interests, on the grounds that the leases have expired and the Company does not intend to pursue the development any further. The loss of $105,758 was charged to other expenses in these consolidated financial statements and results in no assets associated with this interest on our balance sheet  (See Notes 9).

Effective March 1, 2004, the Company has a Lease Operating Agreement in place with Century. The operating agreement outlines the various responsibilities of both the Company and Century in regards to the management and operations of Hamill Lease.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Valor Industries Ltd. ("VIL"). All significant inter-company balances and transactions have been eliminated.

Business Operations

As of May 31, 2008, the Company operated primarily in the United States, although its corporate office is in Canada.  The Company currently operates in a single business segment and a brief description of the business operations of each company is as follows:

VIL provides management services to VLRN and its working interests in the Hamill property (See Note 7).

In the past VIL has worked closely with a manufacturer on the construction of an aquatic manipulator system now known as Tiger•Lynk™.  In October of 2006 the Company completed an agreement that resulted in the Company purchasing all rights, title and interest to the Tiger•Lynk™ patents (US & CAN), blueprints, drawings and concepts. In 2007 the Company sold all rights and interest in Tiger-Lynk to Holland Industries (See Note 6)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has experienced recurring losses, has a working capital deficiency of $11,501,053 and an accumulated deficit of $16,740,955 as of May 31, 2008. Its current investments are limited to its investments in certain oil and natural gas producing properties in Texas. At the present time, the Company is receiving minimal cash flow from its oil and natural gas investments. Future realization of the Company’s investment will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors and the exercise of common stock warrants, in order to sustain operations.  The Company increased the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions. There can be no assurance that management’s plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

Accordingly, the consolidated financial statements are accounted for as if the Company is a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Concentration

The Company currently has a 100% concentration of its revenues coming from the proceeds of its investment in the Sargent South Field, Hamill lease.

Cash

Cash consists of a checking account. While cash held by financial institutions may at times exceed federally insured limits, management believes that no material credit or market risk exposure exists due to the high quality of the institutions. The Company has not experienced any losses on such accounts.

Revenue Recognition

The Company currently has no operating activities other than its working interests in natural gas producing properties (Notes 7). The Company recognizes revenue from its investments in oil and gas properties on the accrual basis in proportion to its ownership interest. Net revenues include revenue from natural gas sales less direct lease operating expenses. Lease operating expenses include monthly obligations to monitor and maintain production, including monitoring personnel, electricity and sales equipment rental fees.

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

Long-Lived Assets

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property. Future net cash flows are based upon estimates of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value. For the fiscal years ended May 31, 2008 and 2007,  No impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense. The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis. For the fiscal years ended May 31, 2008 and 2007, impairments have been recorded on unproved properties in the Brookshire Dome.

Investment in Hamill, Prado and Brookshire Leases

The Company accounts for its investments in the lease at cost initially, and the cost is adjusted for the Company’s net revenue interest in the respective leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the lease. The Company reviews the value of the leases at least annually. During 2007, the Prado lease was sold (See Note 8). At May 31, 2008, the Brookshire lease was determined to be impaired (See Note 9).

The Company depletes the acquisition cost of the lease using the units-of-production method as the related gas and oil reserves are produced so that each unit of gas or oil produced is assigned a pro rata portion of the unamortized acquisition cost plus additional improvements. The unit cost is computed on the basis of the total estimated units of gas or oil reserves (See Note 20).

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal year ending May 31, 2008. The Company did not record any liability for uncertain tax positions or any related interest or penalties. All tax years since inception remain open to IRS audit.

Stock-Based Compensation

The Company accounts for stock-based awards in accordance with SFAS No. 123(R) "share-based payment", which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure".

Since the Company did not issue stock options to employees during the fiscal year ended May 31, 2008 or 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Earnings Per Share

SFAS No. 128, "Earnings Per Share," requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

Basic EPS is computed by dividing earnings available to common stockholders by the weighted-average number of outstanding common shares during the period.

For computing Diluted EPS for outstanding warrants the Company uses the “Treasury Stock Method”. For Computing Dilutive EPS, for convertible debt, the Company uses the “If Converted Method”.

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

Comprehensive Income

The Company has determined that the Company’s net income and foreign currency translation adjustments were the only components of its comprehensive income as of May 31, 2008 and 2007, respectively.

Segment and Geographic Information

The Financial Accounting Standards Board issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” effective in 1998. SFAS No. 131 requires enterprises to report financial information and descriptive information about reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment (See Note 17).

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments.   The fair values of the Company's cash, accounts receivable, notes receivable, accounts payable, accrued expenses, amounts due to related parties and convertible debentures approximate their carrying values due to the relatively short periods to maturity of these instruments. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Convertible Debt Financing and Derivative Liabilities

The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants.  The Company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended.

In accordance with SFAS 133, the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the notes are not clearly and closely related to the characteristics of the notes.  Accordingly, the debt features qualify by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  At May 31, 2008, the estimated fair value of the Company’s derivative liability was $8,261,896, as well as a warrant liability of $3,894.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company’s commons stock to determine estimated fair value of the derivative liability.  In valuing the debt features at May 31, 2008, the Company used the closing price of $0.009 and the respective conversion and exercise prices for the warrants.  For the fiscal year ended May 31, 2008, there was a decrease in the market value of the Company’s common stock from

$0.033 at May 31, 2007 to $0.009 at May 31, 2008.

Translation of Foreign Currency

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, VIL, operates in Canada and its operations are conducted in Canadian currency and therefore its functional currency is the Canadian dollar. In consolidation, foreign currency translation gains and losses are included in other comprehensive income.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (“FSP APB 14-1). FSP APB 14-1 states that convertible debt instruments that may be settled in Cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact, if any, that FSP APB 14-1 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guaranteed Insurance Contracts” (SFAS 163”).  SFAS 163 clarifies FASB Statement No 60, “Accounting and Reporting by Insurance Enterprises”. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated that there is no impact of SFAS 163 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The Company is currently evaluating the impact of SFAS 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS 161 on its financial statements, and the adoption of this statements is not expected to have a material effect on the Company’s financial statements.

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

NOTE 3 - NOTES RECEIVABLE

During January of 2008, as part of the sale of Tiger-Lynk, the Company received a zero interest bearing note of $250,100 from Holland Industrial Robotics Inc (“HIRS”). The note is secured with a first priority interest in the technology in an event of default. During April 2008, the Company received payment of $20,000, leaving a balance receivable of $205,100 as of May 31, 2008. During March 2008, the Company entered into an addendum to its agreement with Hollund, whereby it was agreed that the Company would accept 750,000 shares of Hollund Industrial Inc common stock (parent company of HIRS and traded on the "PinkSheets" trading system), and payable to the Legacy Investment Club in consideration for the March 1st payment due (See Notes 6 and 19). During June of 2008, and subsequent to the period of this report, the Company signed an additional addendum to the agreement with Hollund, further modifying the terms of payment. The new terms reduced the $205,100 principal amount remaining to be paid by Hollund to $140,000, a reduction of $65,100. New terms of payment for the $140,000 owing was ; $30,000 to be received by July 15, 2008, an additional $30,000 by September 15, 2008 and the balance of $80,000 to be paid in three monthly payments due on the 1st day of December 2008, January 2009, and February of 2009. The Company has recorded a write-down of $65,100 to its Hollund receivable.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at May 31, 2008:

Computer equipment	$2,566
Furniture and equipment	8,354
Leasehold improvements	0
10,920
Less: accumulated depreciation	4,555
Total	$6,365

Depreciation expense was $2,518 and $1,466 for the fiscal years ended May 31, 2008 and 2007, respectively.

NOTE 5 - ACCRUED EXPENSES

During February 2008, the Board of directors approved bonus compensation to the Company's two employees under contract, Sheridan Westgarde, the Company CEO, and Les Westgarde, the Company's financial administrator. The amount accrued for each employee was $20,000 and is included in payroll liability.

Accrued expenses consist of the following at May 31, 2008:

Accrued interest $ 70,158 Accrued professional fees 72,771 Accrued payroll liability 68,192 GST tax return (1,631) ----------- $ 209,490

During January and May of 2008, the Company replaced certain accrued and unpaid interest due under the terms of its convertible notes with the issuance of additional convertible debentures in two groups; i) debentures aggregating 227,068 and ii) debentures aggregating $797,840 (See Note 11).

NOTE 6 - GAIN ON SALE OF TIGER-LYNK

The Company had an advance of $100,000 put towards the purchase of one Tiger-Lynk machine, at a total expected cost of $750,000. While the contract with the original contractor has long since terminated, the Company had the mechanical arm and assembly, representing a significant portion of the machine construction, stored at Beaver Manufacturing Ltd, in Kamloops, British Columbia, Canada. The Company has since acquired all patents and associated blueprints and drawings with the intention of completing the construction and eventual marketing of the technology.

In addition to the $100,000 on deposit for the Tiger-Lynk equipment, the Company had, since the period ended November 30, 2005, been in negotiations on a settlement agreement with Gary Ackles regarding amounts owed Ackles. As of the period ended November 30, 2006, the Company closed the final settlement agreement with Gary Ackles, the Company's former CEO. This agreement resulted in the Company purchasing from Ackles all rights, title and interest to the TigeroLynk(TM) patents (US & CAN), blueprints, drawings and concepts for $250,000 (including $20,000 in late payment penalties) as condition upon Ackles agreeing to accept the $25,000, on deposit with him, as payment for unpaid expenses and relinquishing the remaining total of $450,889 in other amounts owed to him. The payment to Ackles was the $196,970 that was also on deposit with him, as well as an additional payment of $40,000 on the deal closing date. The purchase of the TigeroLynk(TM) technology involved the following commitments to Ackles; 1) a 50/50 (percent) profit share agreement with Ackles on the first 5 TigeroLynk(TM) machines sold, 2) a 7.5 percent royalty assignment on the first five machines, reducing to 5 percent on each successive machine. Additionally, the Company has committed to issue 5 percent of its issued and outstanding stock to Ackles, as incentive to completing the settlement agreement, pending the completion of the process to increase the authorized shares.

On January 20, 2008 the Company signed a agreement to sell all rights, title and interest in the Tiger-Lynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were modified in a February 20, 2008 agreement. Those terms include the Company being relinquished of all prior commitments in royalties and stock made to Gary Ackles and the Company receiving $314,000 from HIRS, comprised of a $64,000 in deposits already paid and 10 equal payments of $25,000, commencing March 1, 2008 and finishing December 1, 2008. Additionally, included in the terms of the sale, Mr. Lonnie Hayward, a principal of HIRS, and former Director of the Company, agreed to relinquish to the Company all common and/or preferred stock held by him at the time of the transaction. In the event of default on the payment terms all rights acquired by HIRS per the agreement shall terminate at the discretion of the Company. During March 2008, the Company entered into the Addendum to the Purchase and Sale Agreement Dated January 20, 2008 and the Letter Agreement Dated February 20, 2008, whereby it was agreed that the Company would accept 750,000 shares of Hollund Industrial Inc common stock (parent company of HIRS and traded on the "PinkSheets" trading system)., and payable to the Legacy Investment Club in consideration for the March 1st payment due. During June of 2008, and subsequent to the period of this report, the Company signed an additional addendum to the agreement with Hollund, further modifying the terms of payment. The new terms reduced the $205,100 principal amount remaining to be paid by Hollund to $140,000, a reduction of $65,100. New terms of payment for the $140,000 owing was ; $30,000 to be received by July 15, 2008, an additional $30,000 by September 15, 2008 and the balance of $80,000 to be paid in three monthly payments due on the 1st day of December 2008, January 2009, and February of 2009. The Company has recorded a write-down of $65,100 to its Hollund receivable.

The sales transaction was recorded as a gain on disposition of asset by consolidating the aggregate of all US and CAN liabilities and assets related to Tiger-Lynk. The cash sale of $314,000 is a note receivable of $250,000 plus deposits received on account of $14,000 US and $50,000 CAN (See Note 3). The Company used this valued in determining the gain on sale of asset. The transaction also included the cancellation of all preferred shares which were originally issued to Lonnie Hayward in April of 2007 in exchange for liabilities aggregating $236,726. However given this was a transaction involving the Company’s own stock, the value originally exchanged for the preferred shares was not included in the gain on sale of asset.

The gain on sale of asset has been recorded at May 31, 2008 as follows:

[US]

Advance on Equipment Purchase/Construction                                   $(100,000)

Payments received on February 2008 agreement                                        14,000

Exchange in Amounts Due related Parties (Lonnie Hayward)                  12,000

Notes Receivable on February 2008 sale agreement                                250,000

US Gain on Sale                                                                                           $ 176,000

                                                                                                                            ---------

[CAN]

Intangible Asset as recorded in the November 30, 2007

Form 10-QSB (Tiger-Lynk Patents)                                                             (50,000)

Amount held on deposit                                                                                50,000

Canadian Loss on disposition of asset                                                               (0)

                                                                                                                           ---------

Total consolidated gain on sale of asset                                                   176,000

                                                                                                                           ---------

Also in October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, when new shares become available, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan (See Notes 10 and 16). The final settlement reached relinquishes Ackles and Legacy of any rights, title or interest in the equipment. During April 2008, the Company completed its planned increase in authorized shares (See Note 16) but has yet to issue this stock.

NOTE 7 - INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following for fiscal year ended May 31, 2008:

Balance at beginning of fiscal year	$745,806

Additional investment	171,309
Proportionate equity in natural gas revenue	464,399
Receipt of earnings in Hamill lease	(372,818)
Depletion of investment cost	(252,404)
$756,292

The Hamill lease represents a significant equity investment of the Company. The following table presents the total revenue, expenses and net income for the Hamill lease, as well as the Company’s proportionate share.

For the Years Ended	May 31, 2008		May 31, 2007
	LEASE TOTAL	VLRN%	LEASE TOTAL	VLRN %
TOTAL REVENUE	$2,902,494	$464,399	$2,042,888	$326,862
TOTAL LEASE OPERATING EXPENSES	$287,960	$57,592	$381,565	$76,638
GROSS PROFIT	$2,614,534	$406,807	$1,661,323	$250,224

On September 18, 2006 the Company paid to New Century its 20 percent pro-rata share, totaling $68,634.30 for 1,610 acres State of Texas oil and gas leases in the offshore area of Matagorda County, Texas. Four new leases totaling 1,610 acres have been acquired by the Company, and this acreage is contiguous with the Company’s onshore Sargent South Field acreage. The new leases are subject to the Company’s Joint Operating Agreement with New Century Energy Corp and have a term of five years and expire on April 4, 2011.

During March 2007, the Company executed a Partial Assignment of Oil and Gas Lease and Bill of Sale, whereby the Company conveyed to the Company’s working interest partner, Century Resources Inc., all of the Company’s rights title and interest in Hamill and Hamill leasehold for all depths below a depth of 7,000 feet below the surface. In addition the Company assigned all of its interests, regardless of depth, in Hamill & Hamill well numbers 19 and 1-R. In return, Century repaid the Company all deposits made toward the Hamill 1-R work over and released the Company of all prior commitments made regarding that well.

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

NOTE 8 - INVESTMENT IN PRADO LEASE

The investment in Prado lease consists of the following for fiscal year ended May 31, 2007:

Balance at beginning of fiscal year	$49,918
Uncollectible accounts receivable in disposition of asset	(5,075)
Sale of all working interest to New Century	(300,000)
Gain on Disposition of Asset	255,157
$0

On September 21, 2006 the Company’s (together with New Century Energy Corp) agreement with Strong Petroleum Group ended. On September 28, 2006 a Memorandum Concerning the Termination of the Development Agreement with Strong was signed by the Company, New Century and Strong.

On October 6, 2006 the Company sold all of its 50% Prado field working interest to New Century Energy Corp. in exchange for $300,000 in cash and a relinquishment by New Century of all of New Century’s 7.5% interest in the Company’s issued and outstanding stock to be issued following the Company’s restructuring. This 7.5 percent interest in the Company’s stock was as per the January 1, 2005 First Amendment to the Purchase and Sale and Exploration Agreement with New Century. The Company recorded a gain on disposition of asset of $255,157 as of fiscal year ended May 31, 2007.

NOTE 9 – INVESTMENT IN BROOKSHIRE LEASE

As of fiscal year ended May 31, 2008, the Company has written down the value of its Brookshire interests, on the grounds that the leases have expired and the Company does not intend to pursue the development any further. The loss of $105,758 was charged to other expenses in these consolidated financial statements and results in no assets associated with this interest on our balance sheet.

The investment in Brookshire lease therefore consisted of the following as of fiscal year ended May 31, 2008:

Initial investment in Brookshire lease

$   19,930

Additional investment

     95,143

Reimbursement of drilling costs

     (9,315)

Impairment expense

 (105,758)

 $

0

NOTE 10 – AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at May 31, 2008:

Unpaid license agreement between Legacy

   Systems and Company                                                      80,000

Unpaid consulting fees due to Sheridan Westgarde

   (See Note 16)                                                                       20,996

Unpaid consulting fees to Harvey Smith

                                                                                                 15,000

Funds borrowed from Legacy Systems

     (See Note 16)                                                                     44,000

                                                                                             $ 159,996

All amounts due to related parties are non-interest bearing and payable on demand.

During October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, following the increase in the Company’s authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan. Since the completion of the increase in authorized the Company has not issued these shares, but expects to in the near future.

During May 2008, the Company ratified an agreement to settle all commitments made to Mr. Harvey Smith. The agreement calls for the Company to pay Mr. Smith $15,000 in cash, on or before September 1, 2008, as release of all prior commitments the Company has made in cash or stock.

NOTE 11 - CONVERTIBLE NOTES AND WARRANTS

During May 2003, the Company issued convertible debentures aggregating $780,800 which are payable and bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. These debentures were convertible, at the investors’ sole option, into common shares at the lesser of $0.078 per share (fixed conversion price) or 75 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

During March 2004 and August 2004, the Company issued a $900,000 and $250,000, respectively, of convertible notes and warrants. Convertible debentures payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. These debentures were convertible, at the investors’ sole option, into common shares at the lesser of $0.004 per share (fixed conversion price) or 75 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

During April 2007, the Holders of the Company’s convertible notes (the “investors”) proposed that the Company hire a consultant designated by the investors. The Company declined the proposal, deciding instead to conserve resources for addressing specific needs of the Company. On April 25, 2007, the investors filed with the Company a letter claiming an Event of Default as defined in the terms of the notes. On April 29, 2007, the Company and the investors agreed to cancel the claim of Event of Default and increase the discount percentage on the notes from 70% to 75%.

If, at any time, the Company issues or sells any shares of common stock for no or below market consideration (dilutive issuance), then immediately upon the dilutive issuance, the fixed conversion price would be reduced to the amount of the consideration per share received by the Company in such dilutive issuance. The number of common shares issuable upon the conversion of the debentures is limited to 4.9 percent in beneficial ownership by the debenture holders and its affiliates of the outstanding shares of common stock. Once the maximum amount of common shares has been issued, in lieu of any further right to convert the debentures, the Company shall pay to the debenture holder, an amount equal to 130 percent of the then outstanding principal amount of the debenture plus accrued and unpaid interest and other related charges within fifteen business days of the maximum conversion date. If the Company exercises its right to prepay the debentures, the Company will make payment to the debenture holders in an amount equal to 150 percent of the sum of the then outstanding principal amount of the debentures plus accrued and unpaid interest on the unpaid principal amount of the debenture to the optional prepayment date plus any other related penalties. The debentures do not automatically convert to common shares on their due dates.

On January 31, 2008, the Company replaced certain accrued and unpaid interest due under the terms of its convertible notes with the issuance of three additional convertible debentures of $55,657, $48,302 and $123,109 respectively, for an aggregate of $227,068. These convertible debentures payable bear interest at 2 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. These debentures are convertible, at the investors' sole option, into common shares at 30 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

On May 30, 2008, the Company replaced certain accrued and unpaid interest due under the terms of its convertible notes with the issuance of four additional convertible debentures of $247,440, $144,175, $147,503 and $258,722 respectively, for an aggregate of $797,840. These convertible debentures payable bear interest at 2 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. These debentures are convertible, at the investors' sole option, into common shares at 25 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

On May 30, 2008, the Company and the holders of the Company’s convertible notes agreed to amend all outstanding convertible notes. The amendment replaces all references to “fixed conversion price” and replaces them with the term “variable conversion price”. The amendment allows the value of the conversion price to effectively “float” with the value of the market price of the stock with no upper limit should the market value of the stock increase. The conversion price is calculated as 25 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

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

The debt discount is being accreted using the effective interest method over the term of the note.  The value of the discount on the converted notes on the books is being accreted over the term of the note (two years).  For the fiscal years ended May 31, 2008 and 2007, the Company accreted $33,592 and $31,680, respectively, of debt discount related to the notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
March 22, 2004	900,000	$3,585	254%
August 6, 2004	250,000	$552	254%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at May 31, 2008, the Company used the respective exercise price, the remaining term on each warrant, and a volatility of 306% and 303%.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  For the fiscal year ended May 31, 2007, the warrant derivative liability had increased to a value of $34,455, due in part to a increase in the market value of the Company’s common stock to $0.033 from $0.016 at May 31, 2006, which resulted in an “Other Expense” item of $16,226 for the fiscal year ended May 31, 2007.  For the fiscal year ended May 31, 2008, the warrant derivative liability had decreased to a value of $3,894, due in part to a decrease in the market value of the Company’s common stock to $0.009 from $0.033 at May 31, 2007, which resulted in an “Other Income” item of $30,561 for the fiscal year ended May 31, 2008.  The Company used a closing price of $0.009 the respective exercise prices, remaining time till maturity and a 306% volatility factor.

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

Date of Note	Amount of Notes	Debt Features Value at Issuance	Initial Carrying Value
May 31, 2003	$780,800	$1,281,362	$(500,562)
March 22, 2004	$900,000	$768,413	$128,002

August 6, 2004	$250,000	$209,989	$39,459
January 31, 2008	$227,068	$561,545	$(334,477)
May 30, 2008	$797,840	$2,504,972	$(1,707,132)

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  In valuing the debt features at May 31, 2008, the Company used the closing price of $0.009 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 89%.  For the fiscal year ended May 31, 2007, due in part to an increase in the market value of the Company’s common stock to $0.033 from $0.016 at  May 31, 2006, the Company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features of approximately $8,131,154.  At May 31, 2007, the estimated fair value of the debt features was approximately $14,969,891.  For the fiscal year ended May 31, 2008, the estimated value of the debt features decreased to $8,261,896, thus the Company recorded Other Income on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $6,935,063 for the fiscal year ended May 31, 2008.

The recorded value of the debt features related to the notes can fluctuate significantly based on fluctuations in the fair value of the Company’s common stock, as well as in the volatility of the stock price during the term used for observation and the term remaining for the warrants.

The significant fluctuations can create significant income and expense items on the financial statements of the Company.

Because the terms of the 2003 - 2008 convertible notes (“notes”) require such classification, the accounting rules required additional convertible notes and non-employee warrants to also be classified as liabilities, regardless of the terms of the new notes and / or warrants.  This presumption has been made due to the Company no longer having the control to physical or net share settle subsequent convertible instruments because it is tainted by the terms of the notes.  Were the notes to not have contained those terms or even if the transactions were not entered into, it could have altered the treatment of the other notes and the conversion features of the latter agreement may have resulted in a different accounting treatment from the liability classification.  The current notes and warrants, as well as any subsequent convertible notes or warrants, will be treated as derivative liabilities until all such provisions are settled.

For the fiscal years ended May 31, 2008 and 2007, the Company recorded Other Income (expense) of $6,932,032 and $(8,179,060), respectively, related to the derivative features of the convertible debt, as shown in the following chart:

INTEREST INCOME (EXPENSE) RELATED TO CONVERTIBLE DEBT	May 31, 2008	May 31, 2007
2003, 2004 and 2008 Derivative Liability	$ 6,935,063	$ (8,131,154)
2003 and 2004 Warrant Liability	30,561	(16,226)
Accretion of 2003 convertible debt		(1)
Accretion of 2004 convertible debt		(31,679)
Accretion of 2008 convertible debt	(33,592)
Total Interest Income (Expense) related to Convertible Debt	6,932,032	(8,179,060)

The balance of the carrying value of the convertible debt as of May 31, 2008 is:

$1,930,800	May 31, 2007 value
1,024,908	New debentures
(227,068)	Debt discount
33,592	accretion of convertible debt

(3,735)	Payments on convertible
$2,758,497	May 31, 2008 carrying value of debt

The balance of the carrying value of the derivative liability as of May 31, 2008 is:

$14,969,891	May 31, 2007 value of derivative liability
(505,729)	decrease in values of 2003 derivative liability
(8,475,184)	decrease in values of 2004 derivative liability
2,272,918	increase in values of 2008 derivative liability
$8,261,896	May 31, 2008 value of derivative liability

The balance of the carrying value of the warrant liability as of May 31, 2008 is:

$34,455	May 31, 2007 value of warrant liability
0	expense, increase in values of 2003 warrant liability
30,561	expense, increase in values of 2004 warrant liability
$3,894	May 31, 2008 value of warrant liability

In connection with these convertible debentures, the Company had $69,441 of accrued interest at May 31, 2008 which is included in accrued expenses in these consolidated financial statements.

All convertible debentures are issued to the same group, thus no conflict exists with security in the first priority interest in the Company’s assets.

NOTE 12 - NOTES PAYABLE

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

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The principle balance owing of $2,288 as at May 31, 2008, is included in notes payable. During October 2007, the Company received an additional zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended May 31, 2008, there were no principal payments made. This note is included in notes payable in these consolidated financial statements.

During July and September 2006, the Company received a loan, bearing interest at 8% annually, from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During December 2007 Hayward loaned an additional $15,000 on the agreement that the Company would repay the $15,000 plus and additional $5,000, leaving the total balance owing Hayward of $100,000. During November 2006, May 2007 and June 2007 the Company made principal and interest payments aggregating $22,500. As of May 31, 2008, the amount remaining was $78,120. During March of 2008 Mr. Hayward canceled this debt as part of the agreement with Hollund (See Note 6).

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, and on the Company’s behalf representing the first month payment on the Company’s contract with NewsUSA. In the agreement the Company Board of Directors approved to issue Mr. Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued following the increase in the Company’s authorized shares and change the Company name. As of May 31, 2008 the Company has completed the increase in authorized shares, however the shares to Mr. Matousak have not yet been issued.

During January 2008, as part of the agreement reached with Hollund Industrial Robotics Inc (See Note 6), the Company signed a “Termination & Transfer Agreement” with Hollund and Gary Ackles. The agreement stipulates that Hollund will assume all obligations to Gary Ackles for technology royalties and stock commitments. Additionally, the Company agreed to pay Ackles $33,000 as compensation for signing the agreement and relinquishing the Company from any further liabilities to Ackles.

NOTE 13 - INCOME TAXES

At May 31, 2008, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $5,616,012. Because of the current uncertainty of realizing the benefit of the tax carry-forwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry-forwards depends predominantly upon the Company's ability to generate taxable income during the carry-forward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred Tax Assets
Loss Carry-forwards	$1,909,444
Less: Valuation Allowance	1,909,444
Net Deferred Tax Asset	$0

Net operating loss carry-forwards expire starting in 2012 through 2026.  Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Operating Agreement

The Company has a Lease Operating Agreement in place with Century. The agreement requires the Company to pay its 20% share of lease operating fees, with the amount totaling $57,592 for the fiscal year ended May 31, 2008. The agreement also details the Company’s responsibility for 20% of all lease operating expenses, unscheduled repair, maintenance or re-completion of the lease or wells on an as required basis and of all future development costs. The lease agreement continues for as long as the Company has a working interest in the Hamill lease.

NOTE 15 - STOCK

Common Stock

The Company has authorized 10,000,000,000 shares of $0.001 par common stock. As of May 31, 2008 and 2007, 104,980,000 shares and 100,000,000 respectively were issued and outstanding. The Company increased the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions.

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

On March 30, 2007, the Board of Directors approved a new series of 5,000,000 convertible preferred stock allocated from the Company’s 10,000,000 authorized preferred shares. A Certificate of Designation was filed with the Nevada Secretary of State assigning certain preferential rights to these shares including; i) one Series A Convertible Preferred share has the equivalent of 1000 common share votes, ii) one Series A Convertible Preferred share will have the right, at the exclusive option of the holder, to convert to 61 common shares of the Company, once such shares become available through the increase in the Company’s authorized common shares, iii) these shares also have ratchet provision rights, registration rights and piggy back registration rights, as well as 10:1 liquidation rights. Shareholders can determine all of the rights and preferences of the Series A Convertible Preferred shares by consulting the Certificate of Designation as filed with the Nevada Secretary of State.

As of May 31, 2008, 2,007,194 shares of Series A convertible preferred stock are issued.

NOTE 16 - RELATED PARTY TRANSACTIONS

On May 2, 2007, the Board of Directors approved the appointment of Mr. Lonnie Hayward to the Board of Directors. Mr. Hayward was appointed to fill a vacancy and as permitted by the Company’s Articles of Incorporation and By-laws. On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies.

During March 2004, the Company entered into a consulting agreement with Lonnie Hayward, a Consultant who was instrumental in the Company acquiring the working interest in the Hamill lease. The consulting agreement, effective December 15, 2004, was for one year and provided for consulting fees of $3,500 cash and $1,500 worth of Company common stock. As of fiscal year ended May 31, 2007, the Company has continued to honor the terms of Mr. Hayward’s original contract and have been doing so on a month to month basis.  As of March 31, 2007, approximately $59,190 was owed to Mr. Hayward for unpaid consulting fees. During July and September 2006, the Company received a loan from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During April 2007, the Board of Directors approved the issuance of 166,151 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of all amounts owed to Mr. Hayward for consulting and 49,200 shares as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company during July and September of 2006. In addition, the Company had committed to make Mr. Hayward a 27 percent shareholder in the issued and outstanding shares following initial issuance to stakeholders. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of the Company’s long standing obligation to make Mr. Hayward a 27 percent owner of the Company’s issued and outstanding shares, calculated following all issuances of stock to certain stake holders. During April 2007, the Board of Directors approved the issuance of 166,151 shares of Series A Convertible Preferred stock to Lonnie Hayward as settlement of $59,190, as of March 31, 2007, owed to Mr. Hayward for consulting and an additional 49,200 shares as additional bonus compensation for the $180,000 that Mr. Hayward loaned to the Company in 2006. During January 20, 2008, as part of a deal with Hollund Industrial Robotics Inc, Hayward canceled all of his preferred shares. (See Note 6).

The Company had a three-year consulting agreement with its CEO, Director and President that commenced April 1, 2003. Effective, March 1, 2004, this agreement was modified to reduce the cash portion of the monthly consulting fee to $5,000 per month and include $1,500 per month in stock compensation. During October 2006, the Company’s Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company’s CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors renewed the commitment, made in the previous April 1, 2003 agreement, to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde’s option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of the Company’s commitment to make Mr. Westgarde a 27 percent owner of the Company’s issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 15).

As of March 31, 2007, approximately $137,948 was owed to Mr. Westgarde for unpaid consulting fees and $46,360 for stock loaned to the Company. During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of all amounts owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company (See Note 15).

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company’s available cash, to fund the purchase of the 50 percent ownership position in the Prado Field lease (See Note 8). The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months.  Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company.  As of fiscal year ended May 31, 2008 the remaining 10 percent has not been paid.

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment. In October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, pending the increase in the Company’s authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan. Previous to this agreement the Company was operating under the expectation that the mechanical assembly and components of the Tiger•Lynk™ AR-120 machine, constructed and stored at a manufacturing facility in Kamloops, British Columbia Canada, would be exchanged for amounts owed Legacy, however this is no longer the case. The final settlement reached relinquishes Ackles and Legacy of any rights, title or interest in the equipment. During April 2008, the Company completed its planned increase in authorized shares but has yet to issue this stock.

In June of 2005, the Company entered into a working capital loan agreement with United Business Associates (“UBA”), a company owned by the Company’s current CEO and Lonnie Hayward, a consultant. In November 2005 the Company revised the UBA agreement terms such that the loan will have a six-month interest free period commencing on January 1, 2006, following which it will bear interest at 20% and be payable on demand. As of November 30, 2005 the Company had used $195,073 of these funds for the purchase and development of the Brookshire lease and additional investment in the Hamill Lease to increase production. During April 2007, the Board of Directors approved the issuance of 421,690 shares of Series A Convertible Preferred stock to UBA. The stock is issued as full settlement of the $226,363, principle plus interest as of March 31, 2007, owed to UBA, that was previously recorded in the Company’s notes payable and accrued interest. During January 2008, 210,845 of these shares were canceled as part of an agreement with Hollund Industrial Robotics Inc, and Mr. Lonnie Hayward (See Note 6).

NOTE 17 - SEGMENT INFORMATION

During the fiscal years ended May 31, 2008 and 2007, the Company had foreign assets in Canada. The following geographic area data for trade revenues is based on product or service delivery location, and property, plant, and equipment is based on physical location.

 Net earnings from external sources at May 31:

	2008	2007
United States	$406,807	$250,224
Canada	-	-
	$406,807	$250,224
Segment assets at May 31:
	2008	2007
United States	$757,377	$991,476
Canada	5,280	10,154
	$762,657	$1,001,630

NOTE 18 – SCHEDULE 14C INFORMATION STATEMENT

On or about March 7, 2008, the Company received written consent in lieu of a meeting of Stockholders from(i) shareholders holding 950,000 shares of common stock entitled to one vote per share; and (ii) shareholders holding 2,007,194 shares of Series A Convertible Preferred Stock entitled to 1000 votes per share, a total of  2,008,144,000 votes, approving an amendment to the Articles of Incorporation of the Company (the "Amendment"), to change the name of the Company to Valor Energy Corporation and to increase the maximum number of shares of stock that the Company shall be authorized to have outstanding at any time to ten billion (10,000,000,000) shares of common stock at par value of $.001 with no preemptive rights.   These additional shares will have the same rights, privileges, preferences and restrictions as the Company’s shares of common stock which are currently authorized.  As the holders of the Series A Convertible Preferred Stock, these shareholders have the right to vote one thousand times for each share of Series A Convertible Preferred Stock held on all matters submitted to the shareholders.

On March 7, 2008, pursuant to Nevada Revised Statutes (“NRS”) 78.315, the Board of Directors of the Company approved the above-mentioned actions, subject to the Commissions review.

On March 31, 2008, the Company filed a PRER 14/C information statement informing shareholders of the amendments to the Company’s Articles of Incorporation and also addressed comments received from the Securities and Exchange Commission in July and August 2007. On April 25, 2008, the Company received a letter from the Securities and Exchange Commission informing the company that they had completed their review and had no further comments at that time. Subsequently, on April 29, 2008, the Company filed with the Commission a DEF14/C information statement completing the amendments.

The increase in authorized shares allows the Company to facilitate the conversion to equity of existing convertible debt, amounts due to related parties and issue stock commitments to professionals. The change to the new Company name better identifies the Company in its new business.

NOTE 19 - SUBSEQUENT EVENTS

During June 2008, the Company amended its agreement dated January 20, 2008, as amended February 20, 2008, with Hollund Industrial Robotics Inc. whereby the amounts receivable of $205,000, as of May 31, 2008, was reduced to $140,000. Additionally, the terms of payment were amended to; $30,000 due July 15, 2008, $30,000 due September 15, 2008 and the remainder of $80,000 will be paid in three payments due on the first day of December 2008, January 2009 and February 2009. The terms of this amendment included Hollund no longer being in default of the agreement with new terms of default stipulating that as long as Hollund makes the July and September 2008 payments in a timely fashion the Company will waive its right to act upon any further payment default until February 2, 2009.

On June 1, 2008, the Board of Directors approved the issuance of 6,677,556 shares, with 144K restrictive legend, to Dejoya Griffith as settlement of $48,000 in accounts payable related to the preparing of schedules for journal entries related to FAS 133, accounting standards for derivative instruments (See Note 5).

On June 3, 2008, the Company reached a settlement with Richard Smith of Falls Church, Virginia. Smith demonstrated that he had used his shares to pay for certain promotional services rendered to the Company by Novak Capital of Seattle Washington. As a result during June 2008, the Company issued 6,000,000 shares of restricted common stock to Rick Smith as compensation.

Between June 16, 2008, and November 10, 2008, the Board of Directors approved the issuance of 129,323,400 shares to four investors upon the conversion of $17,803 in convertible notes pursuant to the 2004 Securities Purchase Agreement (See Item 13. Exhibits List and Reports In Form 8K). We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion.

On July 3, 2008, the Company signed an agreement with Gary Paterson to provide investor relations services to the Company for a term of one month. The Company agreed to pay Paterson $4,000, $2,000 in cash, paid in arrears, and $2,000 in restricted stock at a fixed price of $0.002.

During July 2008 the Company issued 5,000,000 shares as partial payment towards the outstanding balance owed to Gary Ackles of $33,000. The value of the shares was valued in the amount of $11,000. This left a balance remaining of $22,000 owing.

During November, 2008 the Company signed an agreement to provide consulting services to Hollund Industrial Marine, Inc. in return for $12,500 per month in consulting fees, plus certain bonus compensation, and a conditional exclusive right to employ and market the Tigerlynk underwater manipulator system to the offshore oil and gas industry.

During November 2008, the Company engaged the firm of Adams and Reese LLP , to act as representation for the Company in the State of Texas. The Company is not involved in any legal proceedings nor is the Company aware of any legal proceedings having being filed against it.

NOTE 20 - ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

This section provides information required by Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities.

During fiscal year ending May 31, 2008, the Company received a new report for the period as of January 1, 2008 produced by R.A. Lenser and Associates, registered petroleum engineers and geologists. The proved reserves estimates in the report conform to the definitions as set forth in the Securities and Exchange Commission's Regulation S-X Part 210.4-10 (a) as clarified by various Commission Staff Accounting Bulletins and to the definitions endorsed by the Society of Petroleum Engineers (SPE), the Society of Petroleum Evaluation Engineers (SPEE) and the World Petroleum Congresses (WPC).”

R. A. Lenser & Associates, independent petroleum engineers located in Houston, Texas, prepared estimates of the net proved natural gas reserves as of January 1, 2008 for the Sargent South Field, Hamill Lease. The reserve estimates were prepared using constant prices and costs in accordance with the guidelines of the Securities and Exchange Commission ("SEC"). The prices used in preparation of the reserve estimates were based on the market prices in effect as of December 31, 2007, with the appropriate adjustments (transportation, gravity, basic sediment and water ("BS&W,") purchasers' bonuses, Btu, etc.) applied to the field. The reserve estimates represent the net estimates for reserves and revenue specific to Valor’s interest in the Hamill Lease (Sargent South Field).

The Company’s proved undeveloped (PUD) reserves primarily relate to reserves that are to be recovered from several new proved drilling locations. Since our Hamill Lease located in the Sargent South field in Matagorda County, Texas is in an area with multiple pay zones, this property has proved producing, proved non-producing and proved undeveloped reserves.

Proved undeveloped reserves associated with the Hamill Lease in the Sargent South field in Matagorda County, Texas accounts for approximately 100% of the Company’s proved undeveloped gas reserves. The Company considers these reserves to be lower risk than other proved undeveloped reserves that require drilling at locations offsetting existing production. All of these proved undeveloped reserves are located in favorable structural locations within known producing fault blocks, with multiple pay zones, in a field with reservoirs that historically produced substantial volumes of gas under primary production. The main reason these reserves are classified as undeveloped is because they require significant additional capital investment associated with drilling new wells and building additional sales facilities in order to produce the reserves.

Valor Energy Corp. Estimated Net Reserves and Income Data Attributable to Certain Leasehold Interests

	As of January 1, 2008		Total Proved	As of January 1, 2007		Total Proved
	Proved Producing	Proved Undeveloped		Proved Producing	Proved Undeveloped
Remaining Reserves
Oil/Condensate - Mbbls	0	0	0	0	0	0
Gas - MMCF	182	205	388	44	205	249
Income Data
Future Gross Revenue	$1,110,498	$1,250,155	$2,360,653	$268,892	$1,266,577	$1,535,470
Deductions
Production Taxes	5,987	93,762	99,748	4,355	94,993	99,348
Ad Valorem Taxes	41,778	43,741	85,519	10,006	44,315	54,321
Operating Costs	57,542	40,000	97,542	38,420	40,000	78,420
Development Costs	1,000	300,000	301,000	-	314,000	314,000
Total Deductions	$106,307	$477,503	$583,809	$52,781	$493,308	$546,089

Future Net Income	$1,004,191	$772,653	$1,776,844	$216,111	$773,269	$989,380
Discounted FNI @ 10%	$921,822	$570,696	$1,492,517	$198,964	$566,116	$765,080

REPRESENTATIVE GAS PRICES : Natural gas – $6.09 and $6.17 for 2008 and 2007 respectively - Determined based on year-end unescalated prices and costs in accordance with the guidelines of the SEC, discounted at 10% per annum.

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond the Company’s control. The reserve data included herein represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and judgment. As a result, estimates of different engineers often vary. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds, and are inherently imprecise. Actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from the Company’s estimates. Such variations may be significant and could materially affect estimated quantities and the present value of our proved reserves. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which the Company or the oil and natural gas industry in general are subject.

The present values referred to herein should not be assumed to represent the current market value of estimated oil and natural gas reserves. In accordance with requirements of the SEC, the estimates of present values are based on prices and costs as of the date of the estimates, which was January 1, 2008. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

Quantities of proved reserves are estimated based on economic conditions, including oil and natural gas prices in existence at the date of assessment. The Company’s reserves and future cash flows may be subject to revisions based upon changes in economic conditions, including oil and natural gas prices, as well as due to production results, results of future development, operating and development costs and other factors. Downward revisions of reserves could have an adverse effect on the Company’s financial condition, operating results and cash flows.

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

No reserve estimates have been filed with any other Federal authority or agency.

Changes Net Quantities of Proved Reserves

The following table shows the changes in the Company’s estimated net quantities of proved reserves;

	As of January 1, 2008	As of January 1, 2007	Net Change
	Total Proved	Total Proved	Total Proved
Remaining Reserves
Oil/Condensate - Mbbls	0	0	0
Gas - MMCF	388	249	139
Income Data
Future Gross Revenue	$2,360,653	$1,535,470	$825,183
Deductions
Production Taxes	99,748	99,348	400
Ad Valorem Taxes	85,519	54,321	31,198
Operating Costs	97,542	78,420	19,122
Development Costs	301,000	314,000	(13,000)
Total Deductions	$583,809	$546,089	$37,720

Future Net Income	$1,776,844	$989,380	$787,464
Discounted FNI @ 10%	$1,492,517	$765,080	$727,437

Changes in Remaining Reserves

The increase in the Company’s natural gas reserves of 139 MMCF over the 2007 and 2008 periods is attributable mostly to the recompletion work that occurred primarily on the Sargent South Field Hamill lease #2 and #17 wells. That work resulted in higher volumes of proven producing reserves being attributed. Proved undeveloped statistics remained largely unchanged, fluctuation slightly due to new gas price figures and adjustments to costs.

Changes in Future Income

The increase in the Company’s future net income of $787,464 and increase in discounted future net income of $727,437 over the 2007 and 2008 periods is a result of the Company’s increased proved producing estimates. Since higher proved producing estimates were attributed to Sargent South Field, Hamill lease #2 and #17 recompletions, wells which have already been capitalized, the revenue estimates rise disproportionately to development costs, compared to the development costs for proved undeveloped reserves.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

Dated: December 22, 2008

By: /s/ Sheridan B. Westgarde

-----------------------------------

Chief Executive Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sheridan B. Westgarde, certify that:

1. I have reviewed this Form 10-KSB of Valor energy Corp;

2. Based on my knowledge, this report does not contain any untrue statement  of a material fact or omit to state a material fact necessary to make the  statements made, in light of the circumstances under which such statements  were made, not misleading with respect to the period covered by this  report;

3. Based on my knowledge, the financial statements, and other financial  information included in this report, fairly present in all material  respects the financial condition, results of operations and cash flows of  the small business issuer as of, and for, the periods present in this report;

4. I, being the small business issuer's certifying officer, am responsible for establishing and maintaining disclosure controls and  procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and  internal control over financial reporting (as defined in Exchange Act  Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly  during the period in which this report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and  procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual  report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I, being the small business issuer's certifying officer, have  disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit  committee of the small business issuer's board of directors (or persons  performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design  or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's  ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: December 22, 2008

/s/ Sheridan B. Westgarde

--------------------

Sheridan B. Westgarde,

Chief Executive Officer,

Chief Financial Officer, and

Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this Annual Report of Valor Energy Corp. (the “Company”) on Form 10-KSB for the period ending May 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sheridan B. Westgarde, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.

Such Annual Report on Form 10-KSB for the period ending May 31, 2008, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Annual Report on Form 10-KSB for the period ending May 31, 2008, fairly presents, in all material respects, the financial condition and results of operations of Valor Energy Corp.

Dated: December 22, 2008

/s/ Sheridan B. Westgarde

--------------------

Sheridan B. Westgarde,

Chief Executive Officer and

Principal Financial Officer

EXHIBIT 99

VALOR ENERGY CORPORATION CODE OF ETHICS FOR CHIEF EXECUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS

The Board of Directors of Valor Energy Corporation (the “Company”) has adopted the following Code of Ethics (the “Code”) to apply to each of the Company’s Chief Executive Officers, Chief Financial Officer, principal accounting officer or controller, and persons performing similar functions (collectively, “Senior Financial Officers”). This Code is intended to focus Senior Financial Officers on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide a mechanism to report unethical conduct, foster a culture of honesty and accountability, deter wrongdoing and promote fair and accurate disclosure and financial reporting, deal with conflicts of interest, and compliance with law.

The Senior Financial Officers each owe a duty to the Company to adhere to a high standard of ethical conduct.

This Code is intended to serve as a source of guiding principles. Senior Financial Officers are encouraged to raise questions about particular circumstances that may involve one or more provisions of this Code to the attention of the Audit Committee (or in the absence thereof, to the Company’s Board of Directors), who may consult with legal counsel.

1. The Senior Financial Officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports and other filings made by the Company with the Securities and Exchange Commission (“SEC”). The Senior Financial Officers are required to familiarize themselves with disclosure requirements applicable to the Company as well as the business and financial operations of the Company. In the performance of their duties, the Senior Financial Officers are prohibited from knowingly misrepresenting facts.

2. It is the Company’s policy to comply with all applicable laws, rules and regulations relating to its business and operations. It is the responsibility of the Senior Financial Officers to adhere to the standards and restrictions imposed by such laws, rules and regulations.

3. The Senior Financial Officers shall encourage open communication and full disclosure of financial information by providing well understood processes under which management is kept informed of financial information of importance, including any departures from sound policy, practice or accounting norms. However, such officers should refrain from disclosing confidential information acquired in the course of their work except where authorized, unless legally obligated to do so. They should also refrain from using confidential information acquired in the course of their work for unethical or illegal advantage, either personally or through others.

4. The Senior Financial Officers, among other things, have a supervisory role over the preparation of financial disclosure to be included in the Company’s periodic reports to be filed with the SEC.

5. It is the responsibility of the Senior Financial Officers to bring to the attention of the Board of Directors (“Board”) and the Audit Committee (upon the formation thereof by the Board) any material information of which he or she may become aware that affects the disclosures made by the Company in its filings with the SEC or otherwise assist the Board and Audit Committee (upon the formation thereof by the Board) in fulfilling their responsibilities.

6. The Senior Financial Officers shall promptly bring to the attention of the Board and the Audit Committee (upon the formation thereof by the Board) any information he or she may have concerning (a) a significant deficiency in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s financial reporting, disclosures or internal controls.

7. The Senior Financial Officers shall promptly bring to the attention of the CEO or Audit Committee (or in the absence thereof, to the Board) any information he or she may have concerning any violation of these procedures, including any actual or apparent conflict of interest between personal and professional relationships, involving any management or other employee who has a significant role in the Company’s financial reporting, disclosures or internal controls.

8. The Senior Financial Officers shall promptly bring to the attention of the CEO or Audit Committee (or in the absence thereof, to the Board) any information he or she may have concerning evidence of a violation of the securities or other laws, rules or regulations applicable to the Company and the operations of its business, by the Company or any agent thereof, or of violation of these procedures.

9. The Board shall determine, or designate an appropriate person to determine, appropriate actions to be taken in the event of violations of these procedures by the Senior Financial Officers. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to these procedures, and shall include written notices to the individual involved that the Board has determined there has been a violation, censure of the Board, demotion or re-assignment of the individual, suspension with or without pay or benefits (as determined by the Board) and termination of the individual’s employment. In determining what action is appropriate in a particular case, the Board or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation was a single occurrence or repeated occurrences, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action or whether or not the individual in question had committed other violations in the past.

Approved by the Sole Board of Director,

May 31, 2008.