Form 10-Q
period 2008-08-31
VALOR ENERGY CORP
filed 2009-02-17
CIK 1081242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to_____________

Commission File Number: 0-27063

VALOR ENERGY CORP.

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

(Address of principal executive offices)

(250) 833-1985

(Registrant's telephone number, including area code: )

(Former, name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   [  ] Yes  [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     [  ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at Class of Common Stock August 31, 2008 ------------------------ ------------------- $.001 par value 178,953,756

FORM 10-Q

United States Securities and Exchange Commission

Washington, D.C. 20549

Valor Energy Corp.

                                      Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets at August 31, 2008 and May 31, 2008

     Consolidated Statements of Operations for the three-months ended  August 31, 2008 (unaudited) and August 31, 2007(unaudited)

     Consolidated Statements of Comprehensive Loss for the three-months ended August 31, 2008 (unaudited) and August 31, 2007(unaudited)

     Consolidated Statements of Cash Flows for the three-months ended August 31, 2008 (unaudited) and August 31, 2007 (unaudited)

     Notes to Consolidated Financial Statements (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition

        and Results of Operations.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4T. Controls and Procedures

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of

VALOR ENERGY CORP.

AND SUBSIDIARY

Three-month periods ended August 31, 2008 and August 31, 2007

(Unaudited)

	VALOR ENERGY CORP

		(UNAUDITED)

	August 31, 2008	May 31, 2008

Assets

Current Assets
Cash	$ 138,272	$ 44,629
Accounts Receivable	4,679	3,379
Notes Receivable	110,000	140,000
Deposits and Prepaid Expenses	635	-
Total Current Assets	253,586	188,008
Property and equipment, net	8,797	6,365
Investment in Hamill lease	673,540	756,292

Total Assets	$ 935,923	$ 950,665

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$ 47,729	$ 95,029
Accrued expenses	167,000	209,490
Amounts due to related parties	178,496	159,996
Convertible debentures, net of discount of $146,831	2,793,614	2,758,497
Derivative liability	8,917,810	8,261,896
Warrant liability	346	3,894
Notes payable	188,221	200,259
Total current liabilities	12,293,216	11,689,061

Stockholders' Deficit
Preferred stock, $0.001 par value per share
10,000,000 shares authorized. 2,007,194 shares
issued and outstanding.	2,007	2,007
Common stock, $0.001 par value, 10,000,000,000
shares authorized, 178,953,756 and 104,980,000 shares issued and
outstanding for Aug 31, 2008 and May 31, 2008, respectively	178,954	104,980
Additional paid in capital	5,918,597	5,915,860
Accumulated deficit	(17,453,145)	(16,740,955)
Foreign currency translation	(3,706)	(20,288)
Total stockholders' deficit	(11,357,293)	(10,738,396)

Total Liabilities and Stockholders' Deficit	$ 935,923	$ 950,665

	VALOR ENERGY CORP
Consolidated Statements of Operations
	(UNAUDITED)

	Three months ended	Three months ended
	August 31, 2008	August 31, 2007

Equity in earnings of lease	$ 258,158	$ 41,576

Operating expenses
Selling, general and administrative	106,461	67,993
Depreciation and depletion	98,159	48,671
Total operating expenses	204,620	116,664

Income (loss) from operations	53,538	(75,088)

Other income (expense)
Interest income (expense)	(60,717)	(102,412)
Interest income (expense ) related to convertible debt	(699,011)	11,996,008
Other expense	(6,000)

Total other income (expense)	(765,728)	11,893,596

Net income (loss)	$ (712,190)	$ 11,818,508

Weighted Average Shares Outstanding - Basic	140,532,689	100,000,000

Net income (Loss) Per Common Share - Basic	$ (0.01)	$ 0.12

Weighted Average Shares Outstanding - (Diluted)		100,920,000

Net income Per Common Share - (Diluted)		$ 0.12

VALOR ENERGY CORP

Consolidated Statements of Comprehensive Income
(UNAUDITED)

	Three months ended	Three months ended
	August 31, 2008	August 31, 2007

Net Income (loss)	$ (712,190)	$ 11,818,508

Foreign currency translation	16,582	(1,399)

Comprehensive Income (loss)	$ (695,608)	$ 11,817,109

	VALOR ENERGY CORP

Consolidated Statement of Stockholders' Deficit

					Paid	Foreign		Total
	Preferred	Preferred	Common	Common	In	Currency	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Translation	Deficit	Deficit
Balance at May 31, 2008	2,007,194	$2,007	104,980,000	$104,980	$5,915,860	($20,288)	($16,740,955)	($10,738,396)

For the period ending Aug 31, 2008

Common stock issued for convertible debentures			56,296,200	56,296	-44,585			11,711
Common stock issued for services			6,000,000	6,000				6,000
Issuance of common stock for accrued expenses			6,677,556	6,678	41,322			48,000
Common stock issued for notes payable			5,000,000	5,000	6,000			11,000
Foreign currency translation adjustment						16,582		16,582
Net income (loss)							(712,190)	(712,190)
Balance at Aug 31, 2008	2,007,194	$ 2,007	178,953,756	$178,954	$5,918,597	$ (3,706)	($17,453,145)	($11,357,293)

	VALOR ENERGY CORP

Consolidated Statements of Cash Flows
	(UNAUDITED)

	Three months ended	Three months ended
	August 31, 2008	August 31, 2007

Cash flows from operating activities:
Net income (loss)	$ (712,190)	$ 11,818,508
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and depletion	98,159	48,671
Accretion of convertible debt discount	46,645
Undistributed equity of losses (earnings) of leases	(15,407)	20,889
Change in derivative liability	655,914	(11,967,992)
Change in warrant liability	(3,548)	(28,016)
Common stock issued for services	6,000
Change in operating assets and liabilities
Deposits and prepaids expenses	(635)
Accounts receivable	(1,300)	(1,149)
Accounts payable and accrued expenses	(31,357)	111,629
Amounts due to related parties	14,500	9,000
Net cash provided by operating activities	56,781	11,540
Cash flows from investing activities:
Proceeds from sale of Tiger-Lynk	30,000
Additional investment in Hamill lease	-	(29,672)
Acquisition of equipment	(2,432)	(362)
Net cash provided by (used in) investing activities	27,568	(30,034)

Cash flows from financing activity:
Payments on notes payable	(7,288)	(8,357)
Net cash used in financing activity	(7,288)	(8,357)
Non Cash Items
Effect of foreign currency exchange rate on cash balance	16,582	(1,399)
Net effect of non-cash items	16,582	(1,399)
Net increase (decrease) in cash	(93,643)	(28,250)

Cash at beginning of period	44,629	42,737
Cash at end of period	$ 138,272	$ 14,487

Changes in non-cash working captital
Common stock issued for convertible debentures	$ 11,711
Common Stock issued for accrued expenses	48,000
Common stock issued for notes payable	11,000
	$ 70,711

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

NOTE 1 - ORGANIZATION

Valor Energy Corp. (the "Company", “Valor” or "VLRN") was incorporated under the laws of the State of Nevada in 1996.  Since May of 2003, the Company has been actively involved in Oil and Natural Gas production and development. The Company holds non-operated interests in natural gas properties in the US.

The Company owns a 20 percent working interest and a 16 percent net revenue interest in the Sargent South Field, Hamill & Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company’s interest applies to all depths from surface to 7000 feet, with the exception of three currently non-producing wells, number 19, 14 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its South Sargent interests by acquiring the same interest rights in 4 State leases contiguous with the Company’s existing acreage and extending 1,610 acres into the off-shore Gulf-of-Mexico. These 4 leases have a five year term and expire on April 4, 2011, pending production development. All of the Company’s South Sargent interests, both onshore and offshore, are subject to the Joint Operating Agreement with New Century Energy Corp.

Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2008 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of the Company and its wholly owned subsidiary, Valor Industries Ltd., for the three months ended August 31, 2008 and August 31, 2007, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Valor Industries Ltd. ("VIL"). All significant intercompany balances and transactions have been eliminated.

Business Operations

As of August 31, 2008 the Company operated primarily in the United States, although its corporate offices are in Canada.  The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

VIL provides management services to VLRN and its working interests in the Sargent South field, Hamill property (See Note 5).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has experienced recurring losses, has a working capital deficiency of $12,039,630 and an accumulated deficit of $17,453,145 as of August 31, 2008. The Company’s current investments are limited to its investments in certain natural gas producing properties in Texas. Future realization of the Company’s investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations.  The Company increased the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions. There can be no assurance that management’s plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

Revenue Recognition

The Company currently has no operating activities other than its working interests in oil and gas producing properties (See Note 5).The Company recognizes revenue from its investments in gas properties on the accrual basis in proportion to its ownership interest. Net revenue includes revenue from gas sales less direct lease operating expenses. Lease operating expenses include monthly obligations to monitor and maintain production, including monitoring personnel, electricity and sales equipment rental fees.

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

Long-Lived Assets

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).   To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements’ estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property.  Future net cash flows are based upon estimates of proved reserves.  In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities.  For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized.  Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

expected future net cash flows.  Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset.  Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value.  For the periods ended August 31, 2008 and 2007, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense.  The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis.  For the periods ended August 31, 2008 and 2007, no impairments have been recorded on unproved properties.

Investment in Sargent South, Hamill Lease – On-shore and Offshore

The Company accounts for its investments in the lease at cost initially, and the cost is adjusted for the Company’s net revenue interest in the leases net revenue. The cost of the investments are increased by additional contributions to and reduced by distributions from the lease. The Company reviews the value of the lease at least annually.

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

Since the Company did not issue stock options to employees during the period ended August 31, 2008 or 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Comprehensive Income

The Company has determined that the Company’s net income (loss) and foreign currency translation adjustments were the only components of its comprehensive income as of August 31, 2008 and August 31, 2007, respectively.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments.   The fair values of the Company's cash, accounts receivable, notes receivable, accounts payable, accrued expenses, amounts due to related parties, convertible debentures and notes payable approximate their carrying values due to the relatively short periods to maturity of these instruments. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

clearly and closely related to the characteristics of the notes.  Accordingly, the debt features qualify by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  At May 31, 2008, the estimated fair value of the Company’s derivative liability was $8,261,896 as well as a warrant liability of $3,894.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company’s commons stock to determine estimated fair value of the derivative liability.  In valuing the debt features at August 31, 2008, the Company used the closing price of $0.0005 and the respective conversion and exercise prices for the warrants.  For the three month period ended August 31, 2008, there was a decrease in the market value of the Company’s common stock from $0.009 at May 31, 2008 to $0.0005 at August 31, 2008.

Translation of Foreign Currency

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, VIL, operates in Canada and its operations are conducted in Canadian currency and therefore its functional currency is the Canadian dollar.  In consolidation, foreign currency translation gains and losses are included in other comprehensive income.

Recent Accounting Pronouncements

There are no new accounting pronouncements not previously disclosed that are not yet effective but expected to affect the Company’s consolidated financial statements.

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

NOTE 3 - NOTES RECEIVABLE

During October of 2006 the Company acquired all rights, title and interest to the patented Tiger•Lynk underwater manipulator system. The Company had in the past advanced $100,000 for the construction of one of these machines, which was partially completed. On February 20, 2008, the Company finalized an agreement to sell all rights, title and interest in the Tiger-Lynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS) and a Company controlled by a former director, Mr. Lonnie Hayward. The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were amended in March 2008 and again in June 2008, in an Addendum and Addendum B agreement respectively,  whereby the Company received a zero interest bearing note of $250,100 from Holland Industrial Robotics Inc (“HIRS”). The note is secured with a first priority interest in the technology in an event of default. The June 2008 Addendum B agreement modified the terms of payment, such that the amount payable to the Company was reduced from the $205,100 principal amount remaining to $140,000, a reduction of $65,100. The Company has received payments of $30,000 in July 2008, in accord with new payment terms, leaving a balance owing as of August 31, 2008 of $110,000. The remaining payment for the balance owing of $110,000 to be paid in four payments; $30,000 due Sept 15, 2008 and three payments due on the 1st day of December 2008, January 2009, and February of 2009. The total receivable outstanding is included in the consolidated financial statements (See Note 12).

NOTE 4 - NOTES PAYABLE

In September 2003, the Company signed an agreement with an investor to provide a loan of approximately $28,000 that would be exchanged for shares pending the Company increasing its authorized shares. The note is convertible into 200,000 shares of the

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

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

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The loan was paid in full at August 31, 2008. During Oct 2007, the Company received an additional zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended August 31, 2008 there were principal payments of $5,000 made. This note is included in notes payable.

During July and September 2006, the Company received a loan, bearing interest at 8% annually, from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During November 2006, May 2007 and June 2007 the Company made principal and interest payments aggregating $22,500. As of May 31, 2008, the amount remaining was $78,120. During March of 2008, Mr. Hayward cancelled this debt as part of the agreement with Hollund (See Note 3).

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, on the Company’s behalf representing a payment on the Company’s media contract. In the agreement with Mr. Matousak the Company Board of Directors approved to issue Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company’s authorized shares and change the Company name. As of August 31, 2008 the Company had not issued these shares (See Note 12).

As part of the agreement reached with Hollund Industrial Robotics Inc during January 2008, and amended in February, March and June of 2008, the Company signed a “Termination & Transfer Agreement” with Hollund and Gary Ackles. The agreement stipulates that Hollund will assume all obligations to Gary Ackles for technology royalties and stock commitments. Additionally, the Company agreed to pay Ackles $33,000 as compensation for signing the agreement and relinquishing the Company from any further liabilities to Ackles. During July 2008 the company issued 5,000,000 shares as partial payment of $11,000 towards the outstanding balance. This left a balance remaining of $22,000 and is included in Notes Payable.

NOTE 5 – INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at August 31, 2008:

Balance at beginning of period

      $756,292

Proportionate equity in natural gas revenue

        261,794

Receipt of earnings in Hamill lease

       (246,387)

Depletion of investment cost

                         (98,159)

       $673,540

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

The Hamill lease represents a significant equity investment of the Company. The following table presents three month month total revenue, expenses and net income for the Hamill lease, as well as the Company’s proportionate share.

For the three-months period ended	August 31, 2008		August 31, 2007
	LEASE TOTAL	VLRN %	LEASE TOTAL	VLRN %
TOTAL REVENUE	$1,636,213	$261,794	$364,427	$53,663
TOTAL LEASE OPERATING EXPENSES	$10,335	$3,636	$60,435	$12,087
NET INCOME	$1,625,878	$258,158	$303,992	$41,576

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following at August 31, 2008:

Accrued interest

$ 123,331

Accrued professional fees

     23,270

Accrued payroll liability

     20,860

GST tax return

       (461)

 $167,000

NOTE 7 – AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at August 31, 2008:

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

Unpaid license agreement between Legacy

   Systems and Company                                                      $  80,000

Unpaid consulting fees due to Sheridan Westgarde

   (See Note 10)                                                                           25,500

Unpaid consulting fees to Harvey Smith

   (See Note 12)                                                                           13,000

Unpaid consulting fees due to Les Westgarde                    11,996

Unpaid consulting fees due Gary Patterson

   (See Note 12)                                                                              4,000

Funds borrowed from Legacy Systems                                  44,000

                                                                                                  $ 178,496

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

During May 2008, the Company ratified an agreement to settle all commitments made to Mr. Harvey Smith. The agreement calls for the Company to pay Mr. Smith $15,000 in cash, on or before September 1, 2008, as release of all prior commitments the Company has made in cash or stock. During July 2008, the Company paid Smith $2,000 towards the settlement (See Note 12).

NOTE 8 - CONVERTIBLE NOTES AND WARRANTS

Prior to May 2003, the Company issued convertible debentures aggregating $780,800 are payable bear interest at 10 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. Debentures aggregating $780,800 at May 31, 2003, were amended in December 2003 to be convertible into the Company's common shares at 40 percent of the average of the lowest three inter-day sales prices during the twenty trading days immediately preceding the conversion date.

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

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

On January 31, 2008, the Company replaced certain accrued and unpaid interest due under the terms of its convertible notes with the issuance of three additional convertible debentures of $55,657, $48,302 and $123,109 respectively, for an aggregate of $227,068. These convertible debentures payable bear interest at 2 percent, due on a quarterly basis, and are secured by a first priority interest in the Company's assets. Any amount of principal or interest due under the debentures, which is not paid when due will bear interest at 15 percent per annum from the due date thereof until the amount is paid. These debentures were convertible, at the investors' sole option, into common shares at 30 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date.

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

The debt discount is being accreted using the effective interest method over the term of the note.  The value of the discount on the converted notes on the books is being accreted over the term of the note (two years).  For the three-months period ended August 31, 2008, and August 31, 2007, the Company accreted $46,645 and $0, respectively, of debt discount related to the notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
March 22, 2004	900,000	$3,585	254%
August 6, 2004	250,000	$552	254%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at May 31, 2008, the Company used the closing price of $0.009, the respective exercise price, the remaining term on each warrant, and a volatility of 303%.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  For the three month period ended August 31, 2008, the warrant derivative liability had decreased to a value of $346, due in part to a decrease in the market value of the Company’s common stock to $0.0005 from $0.009 at May 31, 2008, which resulted in an “Other income” item of $3,548 for the three month period ended August 31, 2008. In valuing the warrants at August 31, 2008, the Company used a closing price of $0.0005, the respective exercise prices, remaining time till maturity and 355% volatility factor.

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  In valuing the debt features at August 31, 2008, the company used the closing price of $0.0005 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 355%.  For the three month ended August 31, 2008 the estimated value of the debt features increased to $8,917,810, thus during the three-month period ended August 31, 2008, the company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $655,914 for the three-month period ending August 31, 2008.

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

For the three-month period ended August 31, 2008 and August 31, 2007, the Company recorded other expense of $699,011 and other income of $11,996,008 respectively, related to the value of the debt features and value of the warrants.  A tabular reconciliation of this adjustment follows:

INTEREST INCOME (EXPENSE) RELATED TO CONVERTIBLE DEBT	Three-month August 31, 2008	Three-month August 31, 2007

2003 and 2004 and 2008 Derivative Liability	$ (655,914)	$ 11,967,992
2003 and 2004 Warrant Liability	3,548	28,016
Accretion of 2003 convertible debt	-	-
Accretion of 2004 convertible debt	-	-
Accretion of 2008 convertible debt	(46,645)
Total Interest Income (Expense) related to Convertible Debt	(699,011)	11,996,008

The balance of the carrying value of the convertible debt as of August 31, 2008 is:

$2,758,497	May 31, 2008 value
46,645	accretion of convertible debt
(11,528)	Payments on convertible debt

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

$2,793,614	August 31, 2008 carrying value of debt

The balance of the carrying value of the derivative liability as of August 31, 2008 is:

$8,261,896	May 31, 2008 value of derivative liability
0	Change in values of 2003 derivative liability
630,000	decrease in values of 2004 derivative liability
25,914	increase in values of 2008 derivative liability
$8,917,810	August 31, 2008 value of derivative liability

The balance of the carrying value of the warrant liability as of August 31, 2008 is:

$3,894	May 31, 2008 value of warrant liability
0	Change in values of 2003 warrant liability
(3,548)	Income, decrease in values of 2004 warrant liability
$346	August 31, 2008 value of warrant liability

In connection with these convertible debentures, the Company had $123,331 of accrued interest at August 31, 2008 which is included in accrued expenses in these consolidated financial statements.

All convertible debentures are issued to the same group, thus no conflict exists with security in the first priority interest in the Company’s assets.

During the three-month period of this report the Board of Directors approved the issuance of 56,296,200 shares to four investors upon the conversion of $11,528 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion.

(See Note 12 – Subsequent Events)

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 10,000,000,000 shares of $0.001 par common stock. As of August 31, 2008 and 2007, 178,954,000 and 100,000,000 shares respectively were issued and outstanding (See Note 11).

In accordance with the debenture agreement (See Note 8), the Company is required to, during the period the conversion rights exists, reserve from its authorized and unissued common stock a sufficient number of shares to provide for the issuance of common stock upon the full conversion of the debentures.

During June 2008, the Company reached a settlement with Richard Smith of Falls Church, Virginia. Smith claimed that he had used his shares to pay for certain promotional services rendered to the Company by Novak Capital of Seattle Washington. As a result, during June 2008, the Company issued 6,000,000 restricted shares to Mr. Smith to settle his claim.

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

During June 2008, the Company’s Board  approved the issuance of 6,677,556 restricted shares to Dejoya Griffith, as settlement of $48,000 in accounts payable related to the preparing of schedules for journal entries related to FAS 133 accounting standards for derivative instruments.

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

During May 2007, Mr. Lonnie Hayward and Sheridan Westgarde, CEO of the Company, signed agreements to irrevocably waive certain rights associated with the conversion of their Series A Convertible Preferred stock into the Company's common stock.

As part of the agreement with Hollund during January 2008, as amended in February, March and June 2008, Mr. Lonnie Hayward, a former director of the Company, canceled all of his Series A Convertible Preferred stock held.

As of August 31, 2008, 2,007,194 shares of Series A Convertible Preferred stock are issued.

NOTE 10 - RELATED PARTY TRANSACTIONS

During July 2008, the Company signed an agreement with Gary Paterson to provide investor relations services to the Company for a term of one month. The Company agreed to pay Paterson $4,000, $2,000 in cash, paid in arrears, and $2,000 in restricted stock at a fixed price of $0.002. During August 2008, the Company agreed to continue to pay Paterson, as per the terms of the original one month deal, on a month-to-month basis (See Note 12).

On November 15, 2007, Mr. Lonnie Hayward resigned from the board of directors and as vice president. The Company has no immediate plans to fill these vacancies (See Note 3 and 9).

During October 2006, the Company’s Board of Directors approved a new contract for Mr. Sheridan Westgarde, the Company’s CEO. The contract has a three-year term commencing September 1, 2006 and providing for monthly consulting fees of $7,500, of which $6,000 is payable in cash and the remaining $1,500 in stock for services rendered. In addition, the Board of Directors renewed the commitment, made in the previous April 1, 2003 agreement, to make the CEO a significant shareholder in the Company with a share position of 5 percent of the new authorized share volume of the Company or at Westgarde’s option, a 27 percent ownership position in the issued and outstanding shares following initial issuance to stakeholders. Additionally, this new contract contains a termination provision providing Mr. Westgarde a 24 month severance and a guarantee on his un-issued stock. During April 2007, the Board of Directors approved the issuance of 1,350,000 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of the Company’s commitment to make Mr. Westgarde a twenty seven percent owner of the Company’s issued and outstanding shares, calculated following all issuances of stock to certain stake holders (See Note 9).

As of March 31, 2007, approximately $137,948 was owed to Mr. Westgarde for unpaid consulting fees and $46,360 for stock loaned to the Company. During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

stock to Sheridan Westgarde as settlement of all amounts owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company. As of the period ended August 31, 2008, Mr. Westgarde is owed $25,500 stock (See Note 9).

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

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (See Notes 7 and 11).

NOTE 11 – SCHEDULE 14C INFORMATION STATEMENT

In March of 2008, Stockholders approved the amendment to the Company’s articles of incorporation to increase the authorized capital to 10,000,000,000 shares and change the Company name to Valor Energy Corp, to better identify with the Company’s current business focus. During March of 2008, the Company filed a revised PRER 14C information statement. The revision to the prior PRER 14C, filed in June of 2007, was due i) in response to comments received from the Securities and Exchange Commission on July 20, 2007, and August 24, 2007, ii) a new shareholder vote that took place on March 7, 2008, approving the increase in authorized shares to 10,000,000,000.

The increase in authorized shares is allowing the Company to facilitate conversion of existing convertible debt.

The Company has made certain stock commitments prior to the March 2008 increase in the authorized shares. The Company had committed 1.08% of the issued and outstanding share volume to Legacy Systems for settlement of Amounts Due (See Note 7). The Company had also committed 4.89% of the issued and outstanding share volume to Harvey Smith for expertise and consulting (See Note 7).

NOTE 12 – SUBSEQUENT EVENTS

During September 2008, the Company received $27,630 towards the September 15, 2008 payment due under the terms of the latest amendment to its agreement with Hollund. The Company has not received payments due as of December 1, 2008, or January 1, 2009 (See Note 3).

During September 2008, the Company issued 500,000 restricted shares to Mr. Matousak as per its November 2006 agreement with Matousak (See Note 4).

During September 2008, the Company paid to Harvey Smith the $13,000 balance owing on the May 2008 Settlement agreement with Smith (See Note 7 and 11).

During November 2008, the Company changed the arrangement with Gary Paterson such that he would receive the stock component of the compensation thru December 2008. During January 2009, the Company has chosen to cease paying Mr. Paterson due to the current financial and equity market conditions (See Note 10).

During November 2008, the Company signed an agreement to provide consulting services to Hollund Industrial Marine Inc, related to the design and construction of a Tigerlynk 120 underwater manipulator system. Terms of the agreement call for the Company to receive $12,500 (US) per month in consulting fees, upon project financing, plus certain bonus compensation and conditional exclusive rights to employ and market the TigerLynk underwater manipulator system to the offshore oil and gas industry (See Note 3).

Subsequent to the period of this report the Board of Directors has approved the issuance of 81,474,800 shares to four investors upon the conversion of $3,250 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 (UNAUDITED)

exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion (See Note 8).

During January 2009, the Company issued five convertible debentures of $30,644, $58,370, $64,336, $118,760 and $2,430 respectively, for an aggregate of $274,540 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. These debentures were issued pursuant to the Securities Purchase Agreement of March 2004 and bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 75 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. Proceeds of the debentures were used to pay certain unpaid interest that had accrued on the Company’s outstanding convertible debt. The investors of these securities were accredited investors (See Note 8).

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

PLAN OF OPERATIONS

VALOR ENERGY CORP. ("Valor ”, “the Company" or “VLRN”) is a Nevada Corporation originally organized as Aquatic Cellulose Ltd. ("ACL") and was incorporated in March of 1996. During April 2008, the Company changed its name from Aquatic Cellulose International Corp to Valor Energy Corp. Valor is an independent oil and gas investment, development and production company, engaged in the acquisition and development of crude oil and natural gas reserves and production initially in the state of Texas of the United States. Valor’s head office is located in Salmon Arm, British Columbia, Canada.

The Company owns a 20 percent working interest and a 16 percent net revenue interest in the Sargent South Field, Hamill & Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company’s interest applies to all depths from surface to 7000 feet, with the exception of three currently non-producing wells, number 19, 14 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its South Sargent interests by acquiring the same interest percentage in 4 State leases contiguous with the Company’s existing acreage and extending 1,610 acres into the off-shore Gulf of Mexico. These 4 leases have a five year term and expire on April 4, 2011, pending production development. All of the Company’s South Sargent interests, both onshore and offshore, are subject to our Joint Operating Agreement with New Century Energy Corp.

Valor plans to grow its business by investing in acquisitions, development, and production and sale of natural gas and crude oil. Valor plans to further expand its investments and cash flow by capitalizing on modern technological developments in the area of oil and gas production development. New technology since the development of the computer industry has allowed for better identification of by-passed reserves in previously discovered oil and gas fields. Geological analysis using “Direct Hydrocarbon Indicator” (DHI) tools and methods, as well as improved 3D seismic data processing have been successfully used to enhance and revitalize previously developed and currently developed oil and gas producing sites.

Valor’s overall goal is to maximize corporate value through profitable growth in our oil and gas reserves. This will be achieved through balanced portfolio consisting of;

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

At present, the Company receives revenue from two producing wells on the Hamill Lease; Hamill #2, and Hamill #17, with daily production in excess of approximately 1,300 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by Century. This 3-D seismic survey is currently being used in the development planning of the property and new drilling locations have already been identified for drilling in 2009 and 2010. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

We continue to participate in an ongoing workover and recompletion project that has been underway in the Sargent South Field since January of 2005.

During November 2007 and again in September 2008 the Hamill #17 well was worked over. The well was gravel packed to stop production of formation sand. The well was restored and currently produces gas from perforations in a stray sand at 5,630 feet at the rate of 695 MCF per day on a 9/64 inch choke with a flowing tubing pressure of 700 psi.

During March of 2008, the Company assigned all rights to Hamill #14 well, to all depths, to Century Resources Inc, in exchange for approximately $95,000 in recompletion costs associated with the well. The Company retained a “back-in” right should production be established above 7,000 feet. To execute on this right to back-in, the Company would be required to pay its 20% share of all unpaid prior and new recompletion costs.

In March 2004, the Hamill #10 well, a shut-in well on the lease, was recompleted with established production in the 3,345 foot sand. During August 2007, workover operation commenced on the Hamill #10 well after the well ceased producing gas during August 2007. This well is currently shut-in and being evaluated for possible recompletion.

During third quarter of 2007, the Hamill #2 well was shut in and the well was cleaned out in November 2007. The well is currently producing at the rate of approximately 630 MCF per day on an 10/64 inch choke, with a flowing tubing pressure of 600 psi.

The Hamill #11 well is currently shut-in.

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

- BROOKSHIRE DOME FIELD AREA

The Company previously had a fifty percent (50%) working interest participation in oil and gas leases comprised by the twenty five acre Isaac Holliday tract in the William Cooper Survey in Waller County, Texas (Brookshire Dome Field Area). During the period ended May 31, 2008, the Company had written down the value of its Brookshire interests, on the grounds that the leases have expired and the Company does not intend to pursue the development any further.

SUMMARY OF OBJECTIVES

The short-term objectives of Valor are to achieve successful growth in the two focus areas of the Company’s business plan. They are as follows:

OIL AND NATURAL GAS RESERVES AND REVENUE:

1)

Development of its current working interest in the Sargent South Field in Matagorda County Texas. Development of its current working interest in the Sargent South Field Offshore acreage, also located in Matagorda County Texas.

2)

Identifying acquisition targets for future development and additional growth.

Valor’s long-term objectives are as follows:

Develop a balanced investment portfolio of oil and natural gas producing properties and, eventually, exploration of undeveloped project with potential for high rate of return in production proceeds and reserves.

OUTLOOK

Over the next twelve months, management believes that existing cash flows from the Sargent South lease production will be sufficient to meet the Company’s cash commitments as they become payable. A more detailed discussion of the Company’s liabilities and management’s opinions regarding those liabilities is as follows:

Our objective in 2009 and on into 2010 is to continue to use our cash flows from operations to meet our operating expenses and working capital requirements. In the past the revenue generated from the sale of our proportionate share of natural gas from the Sargent South lease has been sufficient to pay the Company’s share of lease operating expenses and most of the Company’s general operating expenses. As of the filing of this report, natural gas prices have experienced dramatic declines since mid 2008. Management can provide no guarantees as to the future price and believe that further volatility should be expected. Should the price of natural gas continue to fall it will severely impact our ability to maintain current levels of operations and would likely result in us having to curtail existing operations.

We have successfully used loans from private investors, Company officers, as well as cash raised from the sale of working interests, to pay for capital improvements to the Sargent South leases. Through the issuance of preferred stock for debt we have been able to reduce the demand for cash that would otherwise be needed to pay these notes.

The Company has a substantial amount of debt in the form of convertible debentures. Since our increase in our authorized shares in March of 2008, we have been able to execute conversions of debt for common shares in accord with the terms of our notes. Making these conversions has allowed us to avoid being defaulted on these notes, an action which would likely result in the note holders seeking relief by exercising their first priority interest in the Company’s assets, and, in all likelihood, resulting in the discontinuation of our operations. In making these conversions however, the volume of stock in our market has placed downward pressure on the market price of our stock. Since the reduction of our debt upon each conversion is based on a discount to the market price of the stock and the stock price has been low, the interest on the notes has been greater than the amount of debt relinquishment we have experience on the conversions. Since the Company does not have sufficient cash to pay these notes and the debt continues to grow, our ability to use equity to make acquisitions and raise capital has been restricted. The convertible debt also contains freestanding embedded derivatives which result in the recording of derivative liabilities on the Company’s balance sheet that significantly exceed our ability to pay with cash. Because these derivative liabilities are calculated on a quarterly basis and based on the market price of the Company’s stock, our financial condition and results of operations are subject to high volatility.

We plan to solve these issues by working to gain control of our debt by either i) increasing the market price of our stock or ii) agreeing to some form of restructure to our convertible debt or a combination of both approaches. By solving the issues surrounding our debt we believe that this will allow us to use equity positions as incentive for attracting and paying professionals, as well as sell additional shares for cash to help us execute and finance our business plan. Though no plans exist at this time, we may in the future use equity as payment for mergers and acquisitions. Such issuances of additional Company stock will have a dilutive effect on common stock holders.

As of August 31, 2008, the Company is utilizing two employees, under contract, to manage 100 percent of the administration and business development.

Results Of Operations

For the Three-Month Ended August 31, 2008 Compared to August 31, 2007

The Company recognized its equity interest in Sargent South lease in the amount of $258,158 for the three-months ended August 31, 2008, compared with $41,576 for the three-month ended August 31, 2007.  The increase in equity interest is primarily due to increased production and the overall increases in the selling price of our natural gas.

Operating expenses for the three-months ended August 31, 2008 and 2007 were $204,620 and $116,664, respectively, for an increase of $87,956 or 75%. The increase was attributable to an increase in selling, general and administrative expenses of $38,468 and an increase of $49,488 in depreciation and depletion in connection with increased production from the Sargent South lease. The Company expects to incur costs relating to the improvement and development of the Sargent South field, as well as working interest acquisitions (See Notes 5 - Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Net cash provided by operating activities for the three-month periods ended August 31, 2008 and August 31, 2007 was $56,781 and $11,540, respectively, for an increase in cash provided by operating activities of $45,241. During the three-month periods ended August 31, 2008, and August 31, 2007, the Company funded its operations primarily by means of revenue.

Net cash provided by (used in) investment activities for the three-months ended August 31, 2008 and August 31, 2007 was $27,568 and ($30,034) respectively.  The difference in cash provided by investment activity between 2008 and 2007 was due primarily to the sale of Tiger-Lynk (See Note 3 – Notes to Consolidated Financial Statements).

Net cash used in financing activities was $7,288 and $8,357 for the three-months ended August 31, 2008 and 2007, respectively.

During Oct 2007, the Company received a zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended August 31, 2008 there was  principal payments made of $5,000 (See Notes 4 - Notes to Consolidated Financial Statements).

For the periods ended August 31, 2008 and August 31, 2007, cash was raised by the issuance of debt.

At August 31, 2008 the Company had cash of $138,272 and total current assets of $253,586.

As of August 31, 2008, the Company had a working capital deficiency of $12,039,630 and an accumulated deficit of $17,453,145. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations. The Company has completed the increase in the total number of its authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See Note 11 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to financing of operations and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the valuation of its investments, the use of estimates for natural gas reserve information and the realization of net operating loss and tax credit carry-forwards. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Mr. Sheridan B. Westgarde, the principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, Mr. Westgarde concluded that during the period of this report our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of May 31, 2008, we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Commission in Internal Control – Integrated Framework. The material weaknesses, identified below, as of August 31, 2008 have not been remediated.

In connection with the preparation of our financial statements for the year ended May 31, 2008, certain internal control weaknesses became evident to Mr. Westgarde, that, in the aggregate, represent material weakness, including;

      (i) lack of segregation of incompatible duties;

      (ii) Insufficient Board of Directors representation.

      (iii) Excessive unrecorded adjustments

As part of the communications by Peterson Sullivan, LLP, or Peterson Sullivan, with Mr. Westgarde, our sole director and chief executive officer, with respect to Peterson Sullivan’s audit procedures for fiscal 2008, Peterson Sullivan informed Mr. Westgarde that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is integrated with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

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

Changes in internal controls

During the period covered by this report there have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 12, 2008, the Company received a letter from Horsepower Intellectual Property Law (“Horsepower”) informing that Mr. Gary Ackles had acted to rescind all of the technology rights as defined in the October 17, 2006 Technology Purchase and Sale Agreement (“Agreement”). Mr. Ackles based his claim on an allegation that Aquatic Cellulose International Corp (the Company’s former name at the time of the transaction) was in violation of the Agreement by failing to pay Ackles a final cash payment due upon signing of $40,000. On December 22, 2008, the Company retained the legal services of Doak Sheriff LLP (“Doak Sheriff”)of Kelowna, British Columbia, Canada, to respond to this allegation that the Company considers false. On December 29, 2008, Doak Sheriff delivered a letter to Horsepower denying the allegation and including as exhibits to the letter copies of the Company’s bank records confirming the payment made to Ackles account and an acknowledgment letter signed by Ackles at the time of the transaction confirming that he had received the payment. The letter also informed Horsepower that the Company may only consider the matter closed upon Ackles completing the transfer of the Patents into the name of the Company. As of the date of this filing the Company is considering legal action to recover expenses and potential compensation.

During November 2008, the Company engaged the firm of Adams & Reese LLP, to act as representation for the Company in the State of Texas. The engagement is not related to any involvement by the Company in legal proceedings, but rather is for the purpose of monitoring of the bankruptcy proceedings of the Company’s joint interest partner, New Century Energy Corp. The Company’s assets and operations have currently not been affected and are not expected to be affected by the bankruptcy.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

RECENT SALES OF UNREGISTERED SECURITIES

During the three-month period of this report the Board of Directors approved the issuance of 56,296,200 shares to four investors upon the conversion of $11,528 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion (See Note 8 - Notes to Consolidated Financial Statements).

Subsequent to the period of this report the Board of Directors has approved the issuance of 81,474,800 shares to four investors upon the conversion of $3,250 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion (See Note 8 - Notes to Consolidated Financial Statements).

Subsequent to the period of this report and during January 2009, the Company issued five convertible debentures of $30,644, $58,370, $64,336, $118,760 and $2,430 respectively, for an aggregate of $274,540 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. These debentures were issued pursuant to the

Securities Purchase Agreement of March 2004 and bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 75 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. Proceeds of the debentures were used to pay certain unpaid interest that had accrued on the Company’s outstanding convertible debt. The investors of these securities were accredited investors (See Note 8 – Notes to Consolidated Financial Statements).

On January 31, 2008, Valor issued three convertible debentures of $55,657, $48,302 and $123,109 respectively, for an aggregate of $227,068 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. These debentures were issued pursuant to the Securities Purchase Agreement of March 2004 and bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 30 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. Proceeds of the debentures were used to pay certain unpaid interest that had accrued on the Company’s outstanding convertible debt. The investors of these securities were accredited investors (See Note 8 – Notes to Consolidated Financial Statements).

On May 30, 2008, Valor issued four convertible debentures of $247,440, $144,175, $147,503 and $258,722 respectively, for an aggregate of $797,840 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. These debentures were issued pursuant to the Securities Purchase Agreement of March 2004 and bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 25 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. Proceeds of the debentures were used to pay certain unpaid interest that had accrued on the Company’s outstanding convertible debt. The investors of these securities were accredited investors (See Note 8 – Notes to Consolidated Financial Statements).

On May 30, 2008, the Company and the holders of the Company’s convertible notes agreed to amend all outstanding convertible notes. The amendment replaces all references to “fixed conversion price” and replaces them with the term “variable conversion price”. The conversion price is calculated as 25 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date (See Note 8 - Notes to Consolidated Financial Statements).

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, on the Company’s behalf representing a payment on the Company’s media contract. In the agreement with Mr. Matousak the Company Board of Directors approved to issue Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company’s authorized shares and change the Company name. During September 2008, the Company issued these restricted shares to Mr. Matousak as per the agreement (See Note 4 – Notes to Consolidated Financial Statements).

During June 2008, the Company’s Board  approved the issuance of 6,677,556 restricted shares to Dejoya Griffith, as settlement of $48,000 in accounts payable related to the preparing of schedules for journal entries related to FAS 133 accounting standards for derivative instruments (See Note 6 – Notes to Consolidated Financial Statements).

During June 2008, the Company reached a settlement with Richard Smith of Falls Church, Virginia. Smith claimed that he had used shares previously held by him to pay for certain promotional services rendered to the Company by Novak Capital of Seattle Washington. As a result, during June 2008, the Company issued 6,000,000 restricted shares to Mr. Smith to settle his claim (See Note 6 – Notes to Consolidated Financial Statements).

As part of the agreement reached with Hollund Industrial Robotics Inc during January 2008 and amended in February, March and June of 2008, the Company signed a “Termination & Transfer Agreement” with Hollund and Gary Ackles. The agreement stipulates that Hollund will assume all obligations to Gary Ackles for technology royalties and stock commitments. Additionally, the Company agreed to pay Ackles $33,000 as compensation for signing the agreement and relinquishing the Company from any further liabilities to Ackles. During July 2008 the company issued 5,000,000 shares as partial payment of $11,000 towards the outstanding balance. This left a balance remaining of $22,000 and is included in Notes Payable of the consolidated financial statements (See Notes 3 and 4 - Notes to Consolidated Financial Statements).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

In March of 2008, Stockholders approved the amendment to the Company’s articles of incorporation to increase the authorized capital to 10,000,000,000 shares and change the Company name to Valor Energy Corp, to better identify with the Company’s current business focus. During March of 2008, the Company filed a revised PRER 14C information statement. The revision to the prior PRER 14C, filed in June of 2007, was due i) in response to comments received from the Securities and Exchange Commission on July 20, 2007, and August 24, 2007, ii) a new shareholder vote that took place on March 7, 2008 approving the increase in authorized shares to 10,000,000,000 (See Note 11 - Notes to Consolidated Financial Statements).

ITEM 5. OTHER INFORMATION

During October of 2006 the Company acquired all rights, title and interest to the patented Tiger•Lynk underwater manipulator system. During January 2008, and amended in February, March and June 2008, the Company signed an agreement to sell all rights, title and interest in the Tiger-Lynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS). The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were amended in a Letter Agreement dated February 20, 2008. Those terms include the Company being relinquished of all prior commitments in royalties and stock, made to Gary Ackles, and the Company receiving $314,000 from HIRS, comprised of $64,000 in deposits already paid and 10 equal payments of $25,000, commencing March 1, 2008 and finishing December 1, 2008. Additionally, the terms of the sale include Mr. Lonnie Hayward, a principal of HIRS, and former Director of the Company, agreeing to relinquish to the Company all common and/or preferred stock held by him at the time of the transaction. In the event of default on the payment terms all rights acquired by HIRS per the agreement shall terminate at the discretion of the Company (See Notes 3 - Notes to Consolidated Financial Statements).

During March 2008, the Company agreed to an Addendum to the Letter Agreement with Hollund Industrial Robotics Inc. (HIRS), dated February 20, 2008. The addendum sets out the arrangement whereby, the Legacy Investment Club would receive 750,000 shares of common stock of Hollund Industries Inc (parent company of HIRS and traded on the “PinkSheets” trading system). The Company agreed to accept this arrangement as settlement of the March 1, 2008 payment of $25,000 due as per the Purchase and Sale agreement with Hollund (See Note 3 - Notes to Consolidated Financial Statements). Legacy Investment Club agreed to accept the stock as settlement of amounts owed to them by the Company (See Note 3 - Notes to Consolidated Financial Statements).

During June 2008, the Company agreed to an additional amendment to its agreement dated January 20, 2008, as amended February 20, 2008, with Hollund Industrial Robotics Inc. whereby the amounts receivable of $205,100, as of May 31, 2008, was reduced to $140,000. Additionally, the terms of payment were amended to; $30,000 due July 15, 2008, $30,000 due September 15, 2008 and the remainder of $80,000 will be paid in three payments due on the first day of December 2008, January 2009 and February 2009. The terms of this amendment included Hollund no longer being in default of the agreement with new terms of default stipulating that as long as Hollund makes the July and September 2008 payments in a timely fashion the Company will waive its right to act upon any further payment default until February 2, 2009. As of the date of this filing the Company has not received the full amount of the September 15, 2008 payment, nor the December 1, 2008, or January 1, 2009 payments (See Note 3 - Notes to Consolidated Financial Statements).

During July 2008, the Company signed an agreement with Gary Paterson to provide investor relations services to the Company for a term of one month. The Company agreed to pay Paterson $4,000, $2,000 in cash, paid in arrears, and $2,000 in restricted stock at a fixed price of $0.002. During August 2008, the Company agreed to continue to pay Paterson, as per the terms of the original one month deal, on a month-to-month basis. During November 2008, the Company changed the arrangement with Paterson such that he would receive the stock component of the compensation thru December 2008. During January 2009, the Company has chosen to cease paying Mr.

Paterson due to the current financial and equity market conditions (See Notes 10 and 12 - Notes to Consolidated Financial Statements).

During November 2008, the Company signed an agreement to provide consulting services to Hollund Industrial Marine Inc, related to the design and construction of a Tigerlynk 120 underwater manipulator system. Terms of the agreement call for the Company to receive $12,500 (US) per month in consulting fees, upon project financing, plus certain bonus compensation and conditional exclusive rights to employ and market the TigerLynk underwater manipulator system to the offshore oil and gas industry (See Notes 3 and 12 - Notes to Consolidated Financial Statements).

ITEM 6.

EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

10.1

Addendum B to the Purchase & Sale Agreement dated January 20, 2008, the Letter agreement dated February 20, 2008 and the Addendum to the Letter agreement dated March 25, 2008.

10.2

Agreement with Gary Paterson for Investor Relations services

31.1

Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

 (b)

Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17,  2009

By: /s/ Sheridan B. Westgarde

-----------------------------------

Chief Executive Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sheridan B. Westgarde, certify that:

1. I have reviewed this Form 10-Q of Valor Energy Corp;

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

Dated: February 17, 2009

/s/ Sheridan B. Westgarde

--------------------

Sheridan B. Westgarde,

Chief Executive Officer,

Chief Financial Officer, and

Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this Quarterly Report of Valor Energy Corp. (the “Company”) on Form 10-Q for the period ending August 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sheridan B. Westgarde, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.

Such Quarterly Report on Form 10-Q for the period ending August 31, 2008, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the period ending August 31, 2008, fairly presents, in all material respects, the financial condition and results of operations of Valor Energy Corp.

Dated: February 17, 2009

/s/ Sheridan B. Westgarde

--------------------

Sheridan B. Westgarde,

Chief Executive Officer and

Principal Financial Officer