Form 10-Q/A
period 2008-08-31
VALOR ENERGY CORP
filed 2009-03-02
CIK 1081242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:

This Amended Form 10-Q/A is being refilled for the sole purpose of including as exhibits certain agreements made during the period and referenced herein.

FORM 10-Q/A

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

Dated: March 2,  2009

By: /s/ Sheridan B. Westgarde

-----------------------------------

Chief Executive Officer

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sheridan B. Westgarde, certify that:

1. I have reviewed this Form 10-Q/A of Valor Energy Corp;

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

Dated: March 2, 2009

/s/ Sheridan B. Westgarde

--------------------

Sheridan B. Westgarde,

Chief Executive Officer,

Chief Financial Officer, and

Principal Accounting Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this Quarterly Report of Valor Energy Corp. (the “Company”) on Form 10-Q/A for the period ending August 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sheridan B. Westgarde, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

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

Dated: March 2, 2009

/s/ Sheridan B. Westgarde

--------------------

Sheridan B. Westgarde,

Chief Executive Officer and

Principal Financial Officer