Form 10-Q
period 2008-11-30
VALOR ENERGY CORP
filed 2009-03-02
CIK 1081242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

Outstanding at Class of Common Stock February 23, 2008 ------------------------ ------------------- $.001 par value 299,911,156

FORM 10-Q

United States Securities and Exchange Commission

Washington, D.C. 20549

Valor Energy Corp.

                                      Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets at November 30, 2008 (unaudited) and

       May 31, 2008 (audited)

     Consolidated Statements of Operations for the three and six-months ended  November 30, 2008 (unaudited) and November 30,

       2007(unaudited)

     Consolidated Statements of Comprehensive Loss for the six-months ended November 30, 2008 (unaudited) and November 30,

       2007(unaudited)

     Consolidated Statement of Stockholders deficit for the six-months ended November 30, 2008 (unaudited)

     Consolidated Statements of Cash Flows for the six-months

       ended November 30, 2008 (unaudited) and November 30, 2007

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

     Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of

VALOR ENERGY CORP.

AND SUBSIDIARY

Six-month periods ended November 30, 2008 and November 30, 2007

(Unaudited)

	VALOR ENERGY CORP.

		(UNAUDITED)

	November 30, 2008	May 31, 2008
	2007	2007
Assets

Current Assets
Cash	$ 172,586	$ 44,629
Accounts Receivable	9,278	3,379
Notes Receivable	80,000	140,000
Deposits and Prepaid Expenses	10,645	-
Total Current Assets	272,509	188,008
Property and equipment, net	7,639	6,365
Investment in Hamill lease	559,244	756,292

Total Assets	$ 839,392	$ 950,665

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$ 48,665	$ 95,029
Accrued expenses	216,607	209,490
Amounts due to related parties	180,496	159,996
Convertible debentures, net of discount of $107,667 and $193,476 respectively	2,830,172	2,758,497
Derivative liability	8,932,146	8,261,896
Warrant liability	21	3,894
Notes payable	159,971	200,259
Total current liabilities	12,368,078	11,689,061

Stockholders' Deficit
Preferred stock, $0.001 par value per share
10,000,000 shares authorized. 2,007,194 shares
issued and outstanding.	2,007	2,007
Common stock, $0.001 par value, 10,000,000,000
shares authorized, 237,294,156 and 104,980,000 shares issued and
outstanding at November 30, 2008 and May 31, 2008, respectfuly.	237,294	104,980
Additional paid in capital	5,877,680	5,915,860
Accumulated deficit	(17,620,111)	(16,740,955)
Foreign currency translation	(25,556)	(20,288)
Total stockholders' deficit	(11,528,686)	(10,738,396)

Total Liabilities and Stockholders' Deficit	$ 839,392	$ 950,665

VALOR ENERGY CORP.
Consolidated Statements of Operations
(UNAUDITED)

	Three months ended	Three months ended
	November 30, 2008	November 30, 2007

Revenue
Equity in earnings of lease	$ 52,256	$ 21,713

Operating expenses
Selling, general and administrative	73,146	97,060
Depreciation and depletion	50,355	43,976
Total operating expenses	123,501	141,036

Income (loss) from operations	(71,245)	(119,323)

Other income (expense)
Interest income (expense)	(58,983)	(106,156)
Interest income (expense ) related to convertible debt	(53,175)	(4,148,476)
Other income	17,365
Other expense	(929)

Total other income (expense)	(95,722)	(4,254,632)

Net income (loss)	$ (166,967)	$ (4,373,955)

Weighted Average Shares Outstanding - Basic	217,607,635	100,000,000

Net Loss Per Common Share - Basic and Fully Diluted	$ (0.00)	$ (0.04)

	VALOR ENERGY CORP.
Consolidated Statements of Operations
(UNAUDITED)

	Six months ended	Six months ended
	November 30, 2008	November 30, 2007

Revenue
Equity in earnings of lease	$ 310,414	$ 63,289

Operating expenses
Selling, general and administrative	179,606	165,053
Depreciation and depletion	148,514	92,647
Total operating expenses	328,120	257,700

Income (loss) from operations	(17,706)	(194,411)

Other income (expense)
Interest income (expense)	(119,700)	(208,568)
Interest income (expense ) related to convertible debt	(752,186)	7,847,532
Other Income	17,365
Other expense	(6,929)

Total other income (expense)	(861,450)	7,638,964

Net income (loss)	$ (879,156)	$ 7,444,553

Weighted Average Shares Outstanding - Basic	178,859,575	100,000,000

Net Loss Per Common Share - Basic	$ (0.00)	$ 0.07

Weighted Average Shares Outstanding - Fully Diluted		100,920,000

Net Income (Loss) Per Common Share - Fully Diluted		$ 0.07

VALOR ENERGY CORP.

Consolidated Statements of Comprehensive Income
(UNAUDITED)

	Three months ended	Three months ended
	November 30, 2008	November 30, 2007

Net Income (loss)	$ (879,156)	$ 7,444,553

Foreign currency translation	(5,268)	253,618

Comprehensive Income (loss)	$ (884,424)	$ 7,698,171

	VALOR ENERGY CORP

Consolidated Statement of Stockholders' Deficit
							(UNAUDITED)

					Paid	Foreign		Total
	Preferred	Preferred	Common	Common	In	Currency	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Translation	Deficit	Deficit
Balance at May 31, 2008	2,007,194	2,007	104,980,000	104,980	5,915,860	(20,288)	(16,740,955)	(10,738,396)

For the period ending Nov 30, 2008

Issuance of common stock for conversion of debt convertion			114,136,600	114,137	(100,002)			14,135
Issuance of common stock for services			12,677,556	12,678	41,322			54,000
Issuance of common stock for non-convertible debt			5,500,000	5,500	20,500			26,000
Foreign currency translation adjustment						(5,268)		(5,268)
Net income (loss)							(879,156)	(879,156)
Balance at Nov 30, 2008	2,007,194	$ 2,007	237,294,156	$237,294	$5,877,680	($25,556)	($17,620,111)	$ (11,528,686)

	VALOR ENERGY CORP.

Consolidated Statements of Cash Flows
(UNAUDITED)

	Six months ended	Six months ended
	November 30, 2008	November 30, 2007

Cash flows from operating activities:
Net income (loss)	$ (879,156)	$ 7,444,553
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and depletion	148,494	92,647
Accretion of convertible debt discount	85,809
Undistributed equity of losses (earnings) of leases	73,665	20,871
Change in derivative liability	670,250	(7,831,068)
Change in warrant liability	(3,873)	(16,464)
Common stock Issued for services	6,000
Change in operating assets and liabilities
Deposits and prepaids expenses	(10,645)
Accounts receivable	(5,899)	(1,220)
Accounts payable and accrued expenses	23,623	290,710
Amounts due to related parties	20,500	18,000
Net cash provided by operating activities	128,768	18,029
Cash flows from investing activities:
Proceeds from sale of Tiger-Lynk	57,630
Additional investment in Hamill lease	(25,111)	(138,975)
Acquisition of equipment	(1,274)	(1,692)
Net cash provided by (used in) investing activities	31,245	(140,667)

Cash flows from financing activities:
Proceeds from the issuance of notes payable		75,680
Payments on notes payable	(26,788)	(14,997)
Net cash provided by (used in) financing activities	(26,788)	60,683
Non Cash Items
Effect of foreign currency exchange rate on cash balance	(5,268)	250,855
Net effect of non-cash items	(5,268)	250,855
Net increase (decrease) in cash	(127,957)	188,900
Cash at beginning of period	44,629	42,737
Cash at end of period	$ 172,586	$ 231,637

Changes in non-cash working captital
Common stock issued for notes payable	$ 26,000
Common stock issued for convertible debentures	14,134
Common stock issued for accrued expenses	48,000
	$ 88,134

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

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

Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of the Company and its wholly owned subsidiary, Valor Industries Ltd., for the six months ended November 30, 2008 and November 30, 2007, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Valor Industries Ltd. ("VIL"). All significant intercompany balances and transactions have been eliminated.

Business Operations

As of November 30, 2008 the Company operated primarily in the United States, although its corporate offices are in Canada.  The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

VIL provides management services to VLRN and its working interests in the Sargent South field, Hamill property (See Note 5).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has experienced recurring losses, has a working capital deficiency of $11,528,686 and an accumulated deficit of $17,620,111 as of November 30, 2008. The Company’s current investments are limited to its investments in certain natural gas producing properties in Texas. Future realization of the Company’s investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

placements of common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations.  The Company increased the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions. There can be no assurance that management’s plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

Long-Lived Assets

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).   To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements’ estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property.  Future net cash flows are based upon estimates of proved reserves.  In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities.  For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized.  Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

expected future net cash flows.  Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset.  Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value.  For the periods ended November 30, 2008 and 2007, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense.  The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis.  For the periods ended November 30, 2008 and 2007, no impairments have been recorded on unproved properties.

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

Since the Company did not issue stock options to employees during the period ended November 30, 2008 or 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Comprehensive Income

The Company has determined that the Company’s net income (loss) and foreign currency translation adjustments were the only components of its comprehensive income as of November 30, 2008 and November 30, 2007, respectively.

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

November 30, 2008 (UNAUDITED)

clearly and closely related to the characteristics of the notes.  Accordingly, the debt features qualify by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  At May 31, 2008, the estimated fair value of the Company’s derivative liability was $8,261,896 as well as a warrant liability of $3,894.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company’s commons stock to determine estimated fair value of the derivative liability.  In valuing the debt features at November 30, 2008, the Company used the closing price of $0.0001 and the respective conversion and exercise prices for the warrants.  For the three month period ended November 30, 2008, there was a decrease in the market value of the Company’s common stock from $0.009 at May 31, 2008 to $0.0001 at November 30, 2008.

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

NOTE 3 - NOTES RECEIVABLE

During October of 2006 the Company acquired all rights, title and interest to the patented Tiger•Lynk underwater manipulator system. The Company had in the past advanced $100,000 for the construction of one of these machines, which was partially completed. On February 20, 2008, the Company finalized an agreement to sell all rights, title and interest in the Tiger-Lynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS) and a Company controlled by a former director, Mr. Lonnie Hayward. The agreement with HIRS includes the mechanical arm assembly stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were amended in March 2008 and again in June 2008, in an Addendum and Addendum B agreement respectively, whereby the Company received a zero interest bearing note of $250,100 from Holland Industrial Robotics Inc (“HIRS”). The note is secured with a first priority interest in the technology in an event of default. The June 2008 Addendum B agreement modified the terms of payment, such that the amount payable to the Company was reduced from the $205,100 principal amount remaining to $140,000, a reduction of $65,100. The Company has received payments of $30,000 in July 2008, in accord with new payment terms, leaving a balance owing as of August 31, 2008 of $110,000. The remaining payment for the balance owing of $110,000 to be paid in four payments; $30,000 due Sept 15, 2008 and three payments due on the 1st day of December 2008, January 2009, and February of 2009. The total receivable outstanding is included in the consolidated financial statements. During September 2008, the Company received $27,630 in cash and $2,370 debt forgiveness on amounts due Holland CEO, totaling the $30,000. This amount was due for the  September 15, 2008 payment under the terms of the latest amendment to its agreement with Hollund. The Company has not received payments due as of December 1, 2008, or January 1, 2009 (See Note 12).

During November 2008, the Company signed an agreement to provide consulting services to Hollund Industrial Marine Inc, related to the design and construction of a Tigerlynk 120 underwater manipulator system. Terms of the agreement call for the Company to receive $12,500 (US) per month in consulting fees, upon project financing, plus certain bonus compensation and conditional exclusive

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

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

During January 2006, the Company received a loan of $50,000 from a Mr. Don Morgan of Portland Oregon. The Company agreed to repay the loan in over 24 monthly payments with 10 percent interest. The loan was paid in full at November 30, 2008. During Oct 2007, the Company received an additional zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended November 30, 2008 there were principal payments of $24,500 made. This note is included in notes payable.

During July and September 2006, the Company received a loan, bearing interest at 8% annually, from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During November 2006, May 2007 and June 2007 the Company made principal and interest payments aggregating $22,500 leaving a balance remaining of $78,120 as of March 1, 2008. During March of 2008, Mr. Hayward cancelled this debt as part of the agreement with Hollund (See Note 3).

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, on the Company’s behalf representing a payment on the Company’s media contract. In the agreement with Mr. Matousak the Company Board of Directors approved to issue Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company’s authorized shares and change the Company name. During September 2008, the Company issued these restricted shares as per the agreement.

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

NOTE 5 – INVESTMENT IN HAMILL LEASE

The investment in Hamill lease consists of the following at November 30, 2008:

Balance at beginning of period

  $756,293

Additional investment

      25,111

Proportionate equity in natural gas revenue

    331,121

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

Receipt of earnings in Hamill lease

  (404,787)

Depletion of investment cost

                (148,494)

                $559,244

The Hamill lease represents a significant equity investment of the Company. The following table presents six-months total revenue, expenses and net income for the Hamill lease, as well as the Company’s proportionate share.

For the Three-month period ended	November 30, 2008		November 30, 2007
	LEASE TOTAL	VLRN %	LEASE TOTAL	VLRN %
TOTAL REVENUE	$433,299	$69,327	$243,370	$38,939
TOTAL LEASE OPERATING EXPENSES	$85,355	$17,071	$86,130	$17,226
NET INCOME	$347,944	$52,256	$157,240	$21,713

For the six-month period ended	November 30, 2008		November 30, 2007
	LEASE TOTAL	VLRN %	LEASE TOTAL	VLRN %
TOTAL REVENUE	$2,069,511	$331,121	$607,797	$92,602
TOTAL LEASE OPERATING EXPENSES	$103,535	$20,707	$146,565	$29,313
NET INCOME	$1,965,976	$310,414	$461,232	$63,289

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following at November 30, 2008:

Accrued interest

$ 175,723

Accrued professional fees

    20,945

Accrued payroll liability

    17,429

Unearned revenue

       2,980

GST tax return

       (470)

 $216,607

NOTE 7 – AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at November 30, 2008:

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

Unpaid license agreement between Legacy

   Systems and Company                                                     $  80,000

Unpaid consulting fees due to Sheridan Westgarde

   (See Note 10)                                                                          30,000

Unpaid consulting fees due to Les Westgarde                   16,496

Unpaid consulting fees due Gary Patterson

   (See Note 12)                                                                          10,000

Funds borrowed from Legacy Systems                                44,000

                                                                                               $ 180,496

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

During May 2008, the Company ratified an agreement to settle all commitments made to Mr. Harvey Smith. The agreement calls for the Company to pay Mr. Smith $15,000 in cash, on or before September 1, 2008, as release of all prior commitments the Company has made in cash or stock. During July 2008, the Company paid Smith $2,000 towards the settlement. During September 2008, the Company paid to Harvey Smith the $13,000 balance owing, thereby terminating any further commitments to Smith, as per the terms of the settlement agreement.

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

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

The debt discount is being accreted using the effective interest method over the term of the note.  The value of the discount on the converted notes on the books is being accreted over the term of the note (two years).  For the six-months period ended November 30, 2008, and November 30, 2007, the Company accreted $85,809 and $0, respectively, of debt discount related to the notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
March 22, 2004	900,000	$3,585	254%
August 6, 2004	250,000	$552	254%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at May 31, 2008, the Company used the closing price of $0.009, the respective exercise price, the remaining term on each warrant, and a volatility of 303%.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  For the three month period ended November 30, 2008, the warrant derivative liability had decreased to a value of $21, due in part to a decrease in the market value of the Company’s common stock to $0.0001 from $0.0005 at August 31, 2008, which resulted in an “Other income” item of $325 for the three month period ended November 30, 2008. The Company used a closing price of $0.0001, the respective exercise prices, remaining time till maturity and 361% volatility factor.

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  In valuing the debt features at November 30, 2008, the company used the closing price of $0.0001 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 361%.  For the six months ended November 30, 2008 the estimated value of the debt features increased to $8,932,146, thus during the three-month period ended November 30, 2008, the company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $14,336 for the three-month period ending November 30, 2008.

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

For the three-month period ended November 30, 2008 and November 30, 2007, the Company recorded other expense of $53,175 and other expense of $4,148,476 respectively, related to the value of the debt features and value of the warrants.  A tabular reconciliation of this adjustment follows:

INTEREST INCOME (EXPENSE) RELATED TO CONVERTIBLE DEBT	Three-month November 30, 2008	Three-month November 30, 2007

2003 and 2004 and 2008 Derivative Liability	$ (14,336)	$ (4,136,924)
2003 and 2004 Warrant Liability	325	(11,552)
Accretion of 2003 convertible debt	-	-
Accretion of 2004 convertible debt	-	-
Accretion of 2008 convertible debt	(39,164)
Total Interest Income (Expense) related to Convertible Debt	(53,175)	(4,148,476)

For the six-month period ended November 30, 2008 and November 30, 2007, the Company recorded other expense of $752,186 and other expense of $7,847,532 respectively, related to the value of the debt features and value of the warrants.  A tabular reconciliation of this adjustment follows:

INTEREST INCOME (EXPENSE) RELATED TO CONVERTIBLE DEBT	Six-month November 30, 2008	Six-month November 30, 2007

Three-month period ended August 31:	$ (699,011)	$ 11,996,008
Three-month period ended November 30:	(53,175)	(4,148,476)

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

Total Interest (Income) Expense related to Convertible Debt	(752,186)	7,847,532

The balance of the carrying value of the convertible debt as of November 30, 2008 is:

$2,758,497	May 31, 2008 value
85,809	accretion of convertible debt
(14,134)	Payments on convertible debt
$2,830,172	November 30, 2008 carrying value of debt

The balance of the carrying value of the derivative liability as of November 30, 2008 is:

$8,261,896	May 31, 2008 value of derivative liability
0	Change in values of 2003 derivative liability
630,000	decrease in values of 2004 derivative liability
40,250	increase in values of 2008 derivative liability
$8,932,146	November 30, 2008 value of derivative liability

The balance of the carrying value of the warrant liability as of November 30, 2008 is:

$3,894	May 31, 2008 value of warrant liability
0	Change in values of 2003 warrant liability
(3,873)	Income, decrease in values of 2004 warrant liability
$21	November 30, 2008 value of warrant liability

In connection with these convertible debentures, the Company had $175,723 of accrued interest at November 30, 2008 which is included in accrued expenses in these consolidated financial statements.

All convertible debentures are issued to the same group, thus no conflict exists with security in the first priority interest in the Company’s assets.

During the six-month period of this report the Board of Directors approved the issuance of 114,136,600 shares to four investors upon the conversion of $14,134 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion.

(See Note 12 – Subsequent Events)

NOTE 9 – STOCKHOLDERS’ DEFICIT

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

Common Stock

The Company has authorized 10,000,000,000 shares of $0.001 par common stock. As of November 30, 2008 and 2007, 237,294,156 and 100,000,000 shares respectively were issued and outstanding (See Note 11).

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

During July 2008 the company issued 5,000,000 shares as partial payment of $11,000 towards the outstanding balance owed to Gary Ackles.

During November 2006, the Company accepted a loan from Mr. Peter Matousak for $15,000. The proceeds were paid directly to NewsUSA, a North American news media service, on the Company’s behalf representing a payment on the Company’s media contract. In the agreement with Mr. Matousak the Company Board of Directors approved to issue Matousak 500,000 shares of Company stock with piggy back registration rights and to be issued pending shareholders approval of the proxy to increase the Company’s authorized shares and change the Company name. During September 2008, the Company issued these restricted shares to Mr. Matousak as per the agreement.

During the period of this report the Company’s Board of Directors approved the issuance of common shares for debt per agreements with investors (See Note 8).

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

As of November 30, 2008, 2,007,194 shares of Series A Convertible Preferred stock are issued.

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

NOTE 10 - RELATED PARTY TRANSACTIONS

During July 2008, the Company signed an agreement with Gary Paterson to provide investor relations services to the Company for a term of one month. The Company agreed to pay Paterson $4,000, $2,000 in cash, paid in arrears, and $2,000 in restricted stock at a fixed price of $0.002. During August 2008, the Company agreed to continue to pay Paterson, as per the terms of the original one month deal, on a month-to-month basis. During November 2008, the Company changed the arrangement with Paterson such that he would receive the stock component only as compensation through December 2008.

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

As of March 31, 2007, approximately $137,948 was owed to Mr. Westgarde for unpaid consulting fees and $46,360 for stock loaned to the Company. During April 2007, the Board of Directors approved the issuance of 446,349 shares of Series A Convertible Preferred stock to Sheridan Westgarde as settlement of all amounts owed to Mr. Westgarde for consulting and stock Mr. Westgarde previously loaned to the Company. As of the period ended November 30, 2008, Mr. Westgarde is owed $30,000 stock (See Note 9).

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008 (UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

During January 2009, the Company has chosen to cease paying Gary Paterson due to the current financial and equity market conditions (See Note 10).

Subsequent to the period of this report the Board of Directors has approved the issuance of 62,617,000 additional shares to four investors upon the conversion of $1,879 (updated 02/19/09) of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion (See Note 8).

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

During January 2009, the Company signed an Extension Agreement, amending the prior agreement with Hollund. As terms of the agreement, Hollund will pay the Company the balance of the amount owed on the purchase of Tigerlynk, plus $15,000 in cash, payable in 3 payments specifically as follows; i) $25,000 due February 2, 2009, ii) $25,000 due April 2, 2009 and iii) $45,000 due May 2, 2009. In the event of default upon new payment terms, Hollund will risk forfeiture of all rights title and interest to Tigerlynk, at the Company’s discretion.

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

As of November 30, 2008, the Company is utilizing two employees, under contract, to manage 100 percent of the administration and business development.

Results Of Operations

For the Three-Month Ended November 30, 2008 Compared to November 30, 2007

The Company recognized revenues, including its equity interest in Sargent South lease in the amount of $69,621 for the three-months ended November 30, 2008, compared with $21,713 for the three-months ended November 30, 2007.  The increase in revenue is primarily due to increased production, the overall increases in the selling price of our natural gas combined with receipts from the sale of TigerLynk (See Note 3 – Notes to Consolidated Financial Statements).

Operating expenses for the three-months ended November 30, 2008 and 2007 were $123,501 and $141,036, respectively, for a decrease of $17,535 or 12%. The decrease was attributable to a decrease in selling, general and administrative expenses of $23,914 and an increase of $6,379 in depreciation and depletion in connection with increased production from the Sargent South lease. The Company expects to incur costs relating to the improvement and development of the Sargent South field, as well as working interest acquisitions (See Notes 5 - Notes to Consolidated Financial Statements).

For the Six-Month Ended November 30, 2008 Compared to November 30, 2007

The Company recognized revenues, including its equity interest in Sargent South lease in the amount of $327,779 for the six-months ended November 30, 2008, compared with $63,289 for the six-months ended November 30, 2007. The increase in revenue is primarily due to increased production, the overall increases in the selling price of our natural gas combined with receipts from the sale of TigerLynk (See Note 3 and 5 – Notes to Consolidated Financial Statements).

Operating expenses for the six-months ended November 30, 2008 and 2007 were $328,120 and $257,700, respectively, for an increase of $70,420 or 27%. The increase was attributable to an increase in selling, general and administrative expenses of $14,553 and an increase of $55,867 in depreciation and depletion in connection with increased production from the Sargent South lease. The Company expects to incur costs relating to the improvement and development of the Sargent South field, as well working interest acquisitions (See Notes 5 - Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Net cash provided by (used in) operating activities for the three-months periods ended November 30, 2008 and November 30, 2007 was $126,398 and $18,029, respectively, for an increase in cash provided by operating activities of $108,369. During the six-month periods ended November 30, 2008, and November 30, 2007, the Company funded its operations primarily by means of revenue.

Net cash provided by (used in) investment activities for the six-month ended November 30, 2008 and November 30, 2007 was $33,615 and ($140,667) respectively.  The difference in cash provided by investment activity between 2008 and 2007 was due primarily to proceeds from the sale of Tiger-Lynk combined with a reduction in the amount invested in the Sargent South lease (See Note 3 and 5 – Notes to Consolidated Financial Statements).

Net cash used in financing activities was ($26,788) and $60,683 for the six-month ended November 30, 2008 and 2007, respectively.

During Oct 2007, the Company received a zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended November 30, 2008 there was  principal payments made of $19,500 (See Notes 4 - Notes to Consolidated Financial Statements).

For the period ended November 30, 2008, cash was raised by operating activities and collections on notes receivable. For the period ended November 30, 2007, cash was raised by the issuance of debt.

At November 30, 2008 the Company had cash of $172,586 and total current assets of $272,509.

As of November 30, 2008, the Company had a working capital deficiency of $11,528,686 and an accumulated deficit of $17,620,111. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations. The Company has completed the increase in the total number of its authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See Note 11 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Mr. Sheridan B. Westgarde, the principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, Mr. Westgarde concluded that during the period of this report our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of May 31, 2008, we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. The material weaknesses, identified below, as of November 30, 2008 have not been remediated.

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

Changes in internal controls

During the period covered by this report there have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 12, 2008, the Company received a letter from Horsepower Intellectual Property Law (“Horsepower”) informing that Mr. Gary Ackles had acted to rescind all of the technology rights as defined in the October 17, 2006 Technology Purchase and Sale Agreement (“Agreement”). Mr. Ackles based his claim on an allegation that Aquatic Cellulose International Corp (the Company’s former name at the time of the transaction) was in violation of the Agreement by failing to pay Ackles a final cash payment due upon signing of $40,000. On December 22, 2008, the Company retained the services of Doak Sheriff LLP (“Doak Sheriff”)of Kelowna, British Columbia, Canada, to respond to this allegation that the Company considers false and potentially damaging. On December 29, 2008, Doak Sheriff delivered a letter to Horsepower denying the allegation and including as exhibits to the letter copies of the Company’s bank records confirming the payment made to Ackles account and an acknowledgment letter signed by Ackles at the time of the transaction confirming that he had received the payment. The letter also informed Horsepower that the Company may only consider the matter closed upon Ackles completing the transfer of the Patents into the name of the Company. As of the date of this filing the Company is considering legal action to recover expenses and potential damages incurred as a result of these actions.

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

ITEM 2. UNREGISTER SALE OF EQUITY AND USE OF PROCEEDS

None

RECENT SALES OF UNREGISTERED SECURITIES

During the six-month period of this report the Board of Directors approved the issuance of 114,136,600 shares to four investors upon the conversion of $14,134 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion (See Note 8 - Notes to Consolidated Financial Statements).

Subsequent to the period of this report the Board of Directors has approved the issuance of 62,617,000 shares to four investors upon the conversion of $1,879 (update prior to filing) of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion (See Note 8 - Notes to Consolidated Financial Statements).

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

During June 2008, the Company’s Board  approved the issuance of 6,677,556 restricted shares to Dejoya Griffith, as settlement of $48,000 in accounts payable related to the preparing of schedules for journal entries related to FAS 133 accounting standards for derivative instruments (See Note 9 – Notes to Consolidated Financial Statements).

During June 2008, the Company reached a settlement with Richard Smith of Falls Church, Virginia. Smith claimed that he had used shares previously held by him to pay for certain promotional services rendered to the Company by Novak Capital of Seattle Washington. As a result, during June 2008, the Company issued 6,000,000 restricted shares to Mr. Smith to settle his claim (See Note 9 – Notes to Consolidated Financial Statements).

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

During November 2008, the Company signed an agreement to provide consulting services to Hollund Industrial Marine Inc, related to the design and construction of a Tigerlynk 120 underwater manipulator system. Terms of the agreement call for the Company to receive $12,500 (US) per month in consulting fees, upon project financing, plus certain bonus compensation and conditional exclusive rights to employ and market the TigerLynk underwater manipulator system to the offshore oil and gas industry (See Notes 3 - Notes to Consolidated Financial Statements).

ITEM 6.

EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

10.1

Agreement to Provide Consulting services to Hollund.

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