Form 10-Q
period 2009-02-28
VALOR ENERGY CORP
filed 2009-06-25
CIK 1081242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February  28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Outstanding at Class of Common Stock June 17, 2008 ------------------------ ------------------- $.001 par value 646,924,289

FORM 10-Q

United States Securities and Exchange Commission

Washington, D.C. 20549

Valor Energy Corp.

                                      Index

PART I - FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements

     Consolidated Balance Sheets at February 28, 2009 (unaudited) and

       May 31, 2008 (audited)

     Consolidated Statements of Operations for the three and nine-months ended  February 28, 2009 (unaudited) and February 28,

       2008 (unaudited)

     Consolidated Statements of Comprehensive Loss for the nine-months ended February 28, 2009 (unaudited) and February 28,

       2008(unaudited)

     Consolidated Statement of Stockholders deficit for the nine-months ended February 28, 2009 (unaudited)

     Consolidated Statements of Cash Flows for the nine-months

       ended February 28, 2009 (unaudited) and February 28, 2008

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

     Item 6. Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of

VALOR ENERGY CORP.

AND SUBSIDIARY

Nine-month periods ended February 28, 2009 and February 28, 2008

(Unaudited)

	VALOR ENERGY CORP.

Consolidated Balance Sheet
		(UNAUDITED)

	February 28, 2009	May 31, 2008
Assets

Current Assets
Cash	$ 195,204	$ 44,629
Accounts Receivable	2,010	3,379
Notes Receivable	70,000	140,000
Deposits and Prepaid Expenses	10,439	-
Total Current Assets	277,653	188,008
Property and equipment, net	8,460	6,365
Investment in Hamill lease	474,214	756,292
Total Assets	$ 760,327	$ 950,665

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$ 42,770	$ 95,029
Accrued expenses	105,226	209,490
Amounts due to related parties	199,496	159,996
Convertible debentures, net of discount of $195,014 and $193,476 respectively	3,015,096	2,758,497
Derivative liability	9,100,454	8,261,896
Warrant liability	5	3,894
Notes payable	166,221	200,259
Total current liabilities	12,629,268	11,689,061

Stockholders' Deficit
Preferred stock, $0.001 par value per share
10,000,000 shares authorized. 2,007,194 shares
issued and outstanding.	2,007	2,007
Common stock, $0.001 par value, 10,000,000,000
shares authorized, 312,905,360 and 104,980,000 shares issued and
outstanding at February 28, 2009 and May 31, 2008, respectfuly.	312,905	104,980
Additional paid in capital	5,804,338	5,915,860
Accumulated deficit	(17,949,696)	(16,740,955)
Foreign currency translation	(38,495)	(20,288)
Total stockholders' deficit	(11,868,941)	(10,738,396)

Total Liabilities and Stockholders' Deficit	$ 760,327	$ 950,665

	VALOR ENERGY CORP.
Consolidated Statements of Operations
	(UNAUDITED)

	Three months ended	Three months ended
	February 28, 2009	February 29, 2008

Revenue
Equity in earnings of lease	$ 24,883	$ 147,506

Operating expenses
Selling, general and administrative	89,810	160,928
Depreciation and depletion	38,235	177,877
Total operating expenses	128,045	338,805

Income (loss) from operations	(103,162)	(191,299)

Other income (expense)
Interest income (expense)	(157,626)	(20,312)
Interest income (expense ) related to convertible debt	(80,945)	5,672,083
Accretion of covertable debt discount		(13,553)
Gain on Sale of Tiger-Lynk		176,000
Other income	9,510
Other expense		(25,000)

Total other income (expense)	(229,061)	5,789,218

Net income (loss)	$ (332,223)	$ 5,597,919

Weighted Average Shares Outstanding - Basic	266,847,091	100,000,000

Net income (loss) Per Common Share - Basic and Fully Diluted	$ (0.00)	$ 0.06

Weighted Average Shares Outstanding - Fully Diluted		100,871,212

Net income Per Common Share - Fully Diluted		$ 0.06

	VALOR ENERGY CORP.
Consolidated Statements of Operations
	(UNAUDITED)

	Nine months ended	Nine months ended
	February 28, 2009	February 29, 2008

Revenue
Equity in earnings of lease	$ 337,935	$ 210,795

Operating expenses
Selling, general and administrative	269,416	325,981
Depreciation and depletion	186,749	270,524
Total operating expenses	456,165	596,505

Income (loss) from operations	(118,230)	(385,710)

Other income (expense)
Interest income (expense)	(277,326)	(228,880)
Interest income (expense ) related to convertible debt	(833,131)	13,519,615
Accretion of convertible debt discount		(13,553)
Gain on sale of Tiger-Lynk		176,000
Other Income	26,838
Other expense	(6,892)	(25,000)

Total other income (expense)	(1,090,511)	13,428,182

Net income (loss)	$ (1,208,741)	$ 13,042,472

Weighted Average Shares Outstanding - Basic	208,144,217	100,000,000

Net Loss Per Common Share - Basic	$ (0.01)	$ 0.13

Weighted Average Shares Outstanding - Fully Diluted		100,871,212

Net Income (Loss) Per Common Share - Fully Diluted		$ 0.13

VALOR ENERGY CORP.

Consolidated Statements of Comprehensive Income
(UNAUDITED)

	Nine months ended	Nine months ended
	February 28, 2009	February 29, 2008

Net Income (loss)	$ (1,208,741)	$ 13,042,472

Foreign currency translation	(18,207)	5,748

Comprehensive Income (loss)	$ (1,226,948)	$ 13,048,220

	VALOR ENERGY CORP

Consolidated Statement of Stockholders' Deficit
(UNAUDITED)

					Paid	Foreign		Total
	Preferred	Preferred	Common	Common	In	Currency	Accumulated	Stockholders'
	Stock	Stock	Stock	Stock	Capital	Translation	Deficit	Deficit
Balance at May 31, 2008	2,007,194	2,007	104,980,000	104,980	5,915,860	(20,288)	(16,740,955)	(10,738,396)

For the period ending February 28, 2009

Issuance of common stock for conversion of debt			189,747,800	189,748	(173,345)			16,403
Issuance of common stock for services			12,677,560	12,678	41,322			54,000
Issuance of common stock for non-convertible debt			5,500,000	5,500	20,500			26,000
Foreign currency translation adjustment						(18,207)		(18,207)
Net income (loss)							(1,208,741)	(1,208,741)
Balance at February 28, 2009	2,007,194	2,007	312,905,360	312,905	5,804,338	(38,495)	(17,949,696)	(11,868,941)

	VALOR ENERGY CORP.

Consolidated Statements of Cash Flows
	(UNAUDITED)

	Nine months ended	Nine months ended
	February 28, 2009	February 29, 2008

Cash flows from operating activities:
Net income (loss)	$ (1,208,741)	$ 13,042,472
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and depletion	186,749	270,524
Accretion of convertible debt discount	(1,538)	(213,515)
Undistributed equity of losses (earnings) of leases	120,440	(62,102)
Change in derivative liability	838,558	(13,260,540)
Change in warrant liability	(3,889)	(32,008)
Common stock Issued for services	6,000
Gain on Sale of Tiger-Lynk		(176,000)
Non-cash derivative interest debenture		227,068
Change in operating assets and liabilities
Deposits and prepaids expenses	(10,439)
Accounts receivable	1,369	(3,847)
Accounts payable and accrued expenses	187,137	174,793
Amounts due to related parties	39,500	22,500
Net cash provided by operating activities	155,146	(10,655)
Cash flows from investing activities:
Proceeds from sale of Tiger-Lynk	67,630	64,000
Additional investment in Hamill lease	(25,111)	(187,757)
Acquisition of equipment	(2,095)	(1,909)
Net cash provided by (used in) investing activities	40,424	(125,666)

Cash flows from financing activities:
Proceeds from the issuance of notes payable		108,680
Payments on notes payable	(26,788)	(19,517)
Net cash provided by (used in) financing activities	(26,788)	89,163
Non Cash Items
Effect of foreign currency exchange rate on cash balance	(18,207)	5,748
Net effect of non-cash items	(18,207)	5,748
Net increase (decrease) in cash	150,575	(41,410)
Cash at beginning of period	44,629	42,737
Cash at end of period	$ 195,204	$ 1,327

Changes in non-cash working captital
Common stock issued for notes payable	$ 26,000
Common stock issued for convertible debentures	16,403
Common stock issued for accrued expenses	48,000
	$ 90,403

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

NOTE 1 - ORGANIZATION

Valor Energy Corp. (the "Company", “Valor” or "VLRN") was incorporated under the laws of the State of Nevada in 1996.  Since May of 2003, the Company has been actively involved in Oil and Natural Gas production and development. The Company holds non-operated interests in natural gas properties in the US.

The Company owns a 20 percent working interest and a 16 percent net revenue interest in the Sargent South Field, Hamill & Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company’s interest applies to all depths from surface to 7000 feet, with the exception of three currently non-producing wells, number 19, 14 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its South Sargent interests by acquiring the same interest rights in 4 State leases contiguous with the Company’s existing acreage and extending 1,610 acres into the off-shore Gulf-of-Mexico. These 4 leases have a five year term and expire on April 4, 2011, pending production development. All of the Company’s South Sargent interests, both onshore and offshore, are subject to the Joint Operating Agreement with New Century Energy Corp (See Note 12).

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

The financial information of the Company and its wholly owned subsidiary, Valor Industries Ltd., for the nine months ended February 28, 2009 and February 28, 2008, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Valor Industries Ltd. ("VIL"). All significant intercompany balances and transactions have been eliminated.

Business Operations

As of February 28, 2009 the Company operated primarily in the United States, although its corporate offices are in Canada.  The Company currently operates in a single business segment and a brief description of the business operations of each Company is as follows:

VIL provides management services to VLRN and its working interests in the Sargent South field, Hamill property (See Note 5).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company has experienced recurring losses, has a working capital deficiency of $12,351,615 and an accumulated deficit of $17,949,696 as of February 28, 2009. The Company’s current investments are limited to its investments in certain natural gas producing properties in Texas. Future realization of the Company’s investments will depend upon obtaining debt and/or equity financing to allow for the development of oil and gas properties, of which there can be no assurance. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

placements of common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations.  The Company increased the total number of authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions. There can be no assurance that management’s plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

Revenue Recognition

The Company’s operating activities currently consist solely of its working interests in oil and gas producing properties (See Note 5).The Company recognizes revenue from its investments in gas properties on the accrual basis in proportion to its ownership interest. Net revenue includes revenue from gas sales less direct lease operating expenses. Lease operating expenses include monthly obligations to monitor and maintain production, including monitoring personnel, electricity and sales equipment rental fees.

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

Long-Lived Assets

The Company performs a review for impairment of proved natural gas properties on a depletable unit basis when circumstances suggest there is a need for such review in accordance with Financial Accounting Standards Board No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).   To determine if a depletable unit is impaired, the Company compares the carrying value of the depletable unit to the undiscounted future net cash flows by applying managements’ estimates of future natural gas prices to the estimated future production of natural gas reserves over the economic life of the property.  Future net cash flows are based upon estimates of proved reserves.  In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities.  For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized.  Fair value, on a depletable unit basis, is estimated to the present value of the aforementioned

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

expected future net cash flows.  Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce the recorded basis in the asset.  Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value.  For the periods ended February 28, 2009 and 2008, no impairments have been recorded on proved properties.

Unproved natural gas properties are periodically assessed and any impairment in value is charged to impairment expense.  The costs of unproved properties, which are determined to be productive, are transferred to proved natural gas properties and amortized on a unit of production basis.  For the periods ended February 28, 2009 and 2008, no impairments have been recorded on unproved properties.

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

Since the Company did not issue stock options to employees during the period ended February 28, 2009, or 2008, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

Comprehensive Income

The Company has determined that the Company’s net income (loss) and foreign currency translation adjustments were the only components of its comprehensive income as of February 28, 2009, and February 28, 2008, respectively.

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

February 28, 2009 (UNAUDITED)

clearly and closely related to the characteristics of the notes.  Accordingly, the debt features qualify by SFAS 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

At each balance sheet date, the Company adjusts the derivative financial instruments to their estimated fair value and analyzes the instruments to determine their classification as a liability or equity.  At May 31, 2008, the estimated fair value of the Company’s derivative liability was $8,261,896 as well as a warrant liability of $3,894.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk free interest rate (3.50%), remaining maturity, and the closing price of the Company’s commons stock to determine estimated fair value of the derivative liability.  In valuing the debt features at February 28, 2009, the Company used the closing price of $0.0001 and the respective conversion and exercise prices for the warrants.  For the nine month period ended February 28, 2009, there was a decrease in the market value of the Company’s common stock from $0.009 at May 31, 2008 to $0.0001 at February 28, 2009.

Translation of Foreign Currency

The Company's functional currency and its reporting currency is the United States dollar. The Company's subsidiary, VIL, operates in Canada and its operations are conducted in Canadian currency and therefore its functional currency is the Canadian dollar.  In consolidation, foreign currency translation gains and losses are included in other comprehensive income.

Recent Accounting Pronouncements

There is no new accounting pronouncements not previously disclosed that are not yet effective but expected to affect the Company’s consolidated financial statements.

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

NOTE 3 - NOTES RECEIVABLE

During October of 2006 the Company acquired all rights, title and interest to the patented Tiger•Lynk underwater manipulator system. On February 20, 2008, the Company finalized an agreement to sell all rights, title and interest in the Tiger-Lynk technology to Hollund Industrial Robotics Systems Inc, a privately held Canadian company (HIRS) and a Company controlled by a former director, Mr. Lonnie Hayward. The agreement with HIRS includes the mechanical arm assembly that was partially completed and stored at the Company's participating manufacturing facility in Kamloops British Columbia. Terms of the sale were amended in March 2008 and again in June 2008, in an Addendum and Addendum B agreement respectively, whereby the Company received a zero interest bearing note of $250,100 from Holland Industrial Robotics Inc (“HIRS”). The note is secured with a first priority interest in the technology in an event of default. The June 2008 Addendum B agreement modified the terms of payment, such that the amount payable to the Company was reduced from the $205,100 principal amount remaining to $140,000, a reduction of $65,100. The Company has received payments of $30,000 in July 2008, in accord with new payment terms, leaving a balance owing as of August 31, 2008 of $110,000. The remaining payment for the balance owing of $110,000 to be paid in four payments; $30,000 due Sept 15, 2008 and three payments due on the 1st day of December 2008, January 2009, and February of 2009. The total receivable outstanding is included in the consolidated financial statements. During September 2008, the Company received $27,630 in cash and $2,370 debt forgiveness on amounts due Holland CEO, totaling the $30,000. This amount was due for the September 15, 2008 payment under the terms of the latest amendment to its agreement with Hollund. The Company has not received payments due as of December 1, 2008, or January 1, 2009. During January 2009, the Company signed an Extension Agreement, amending the prior agreement with Hollund. As terms of the agreement, Hollund will pay the Company the $70,000 balance owing on the purchase of TigerLynk, plus $15,000 in overdue consulting fees incurred by the Company, the aggregate of which payable in 3 payments specifically as follows; i) $25,000 due February 2, 2009, ii) $25,000 due April 2, 2009 and iii) $45,000 due May 2, 2009. The new Extension Agreement reasserts the Company’s right to foreclose in the event of default on the new payment terms. At February 28, 2009, the Company had received the

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

February 2, 2009 payment, leaving a balance owing of $70,000 (See Note 12).

During November 2008, the Company signed an agreement to provide consulting services to Hollund Industrial Marine Inc, related to the design and construction of a TigerLynk 120 underwater manipulator system. Terms of the agreement call for the Company to receive $12,500 (US) per month in consulting fees, upon project financing, plus certain bonus compensation and conditional exclusive rights to employ and market the TigerLynk underwater manipulator system to the offshore oil and gas industry. As of January 1, 2009, the agreement for consulting services has been suspended indefinitely.

On December 12, 2008, the Company received a letter from Horsepower Intellectual Property Law (“Horsepower”) informing that Mr. Gary Ackles was attempting to rescind all of the technology rights as defined in the October 17, 2006 Technology Purchase and Sale Agreement (“Agreement”). Mr. Ackles based his claim on an allegation that Aquatic Cellulose International Corp (the Company’s former name) was in violation of the Agreement by failing to pay Ackles a final cash payment of $40,000 due upon signing. On December 22, 2008, the Company retained the services of Doak Sheriff LLP (“Doak Sheriff”)of Kelowna, British Columbia, Canada, to respond to this allegation that the Company considered false and potentially damaging to the existing agreement to sell this technology to HIRS, as reported on above. On December 29, 2008, Doak Sheriff delivered a letter to Horsepower on behalf of the Company denying the allegation and including as exhibits to the letter copies of the Company’s bank records confirming the payment made to Ackles account and an acknowledgment letter signed by Ackles at the time of the transaction confirming that he had received the payment. The letter also informed Horsepower that the Company may only consider the matter closed upon Ackles completing the transfer of the Patents into the name of the Company (See Note 12).

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

During Oct 2007, the Company received a zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. As of the period ended February28, 2009 there were principal payments of $24,500 made. This note is included in notes payable (See Note 12).

During July and September 2006, the Company received a loan, bearing interest at 8% annually, from Mr. Lonnie Hayward, a consultant to the Company, and a Company controlled by Mr. Hayward for an aggregate amount of $180,000. Funds were used to cover costs associated with the development of the Hamill lease. The Company agreed to pay Mr. Hayward $200,000 in return for his loan at such time as the Company is able. In October 2006, the Company made a partial payment to Mr. Hayward in the amount of $120,000. During November 2006, May 2007 and June 2007 the Company made principal and interest payments aggregating $22,500 leaving a balance remaining of $78,120 as of March 1, 2008. During March of 2008, Mr. Hayward cancelled this debt as part of the agreement with HIRS (See Note 3).

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

As part of the agreement reached with Hollund Industrial Robotics Inc during January 2008, and amended in February, March and June of 2008, the Company signed a “Termination & Transfer Agreement” with Hollund Industrial Inc. (“Hollund”), the parent company of HIRS, and Gary Ackles. The agreement stipulates that Hollund will assume all obligations to Gary Ackles for technology royalties and stock commitments. Additionally, the Company agreed to pay Ackles $33,000 as compensation for signing the

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

agreement and relinquishing the Company from any further liabilities to Ackles. During July 2008 the company issued 5,000,000 shares as partial payment of $11,000 towards the outstanding balance. This left a balance remaining of $22,000 and is included in Notes Payable (See Note 12).

NOTE 5 – INVESTMENT IN SARGENT SOUTH (HAMILL LEASE)

The investment in Hamill lease consists of the following at November 30, 2008:

Balance at beginning of period

  $756,293

Additional investment

      25,111

Proportionate equity in natural gas revenue

    371,105

Receipt of earnings in Hamill lease

  (491,544)

Depletion of investment cost

                   (186,749)

                   $474,216

The Hamill lease represents a significant equity investment of the Company. The following table presents nine-months total revenue, expenses and net income for the Hamill lease, as well as the Company’s proportionate share.

For the Three-month period ended	February 28, 2009
	LEASE TOTAL	VLRN %	LEASE TOTAL	VLRN %
TOTAL REVENUE	$249,895	$39,983	$1,042,141	$166,743
TOTAL LEASE OPERATING EXPENSES	$75,500	$15,100	$86,130	$19,237
NET INCOME	$174,395	$24,883	$956,011	$147,506

For the nine-month period ended	February 28, 2009
	LEASE TOTAL	VLRN %	LEASE TOTAL	VLRN %
TOTAL REVENUE	$2,319,407	$371,106	$1,649,938	$259,345
TOTAL LEASE OPERATING EXPENSES	$165,855	$33,171	$146,565	$48,550
NET INCOME	$2,153,552	$337,935	$1,503,373	$210,795

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following at February 28, 2009:

Accrued interest

 $ 52,868

Accrued professional fees

    19,941

Accrued payroll liability

    18,314

Amount on deposit for Subsidiary

    15,000

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

GST tax return

       (897)

 $105,226

NOTE 7 – AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties consist of the following at February 28, 2009:

Unpaid license agreement between Legacy

   Systems and Company                                                         $  80,000

Unpaid consulting fees due to Sheridan Westgarde

  (See Note 10)                                                                               39,000

Unpaid consulting fees due to Les Westgarde                       25,496

Unpaid consulting fees due Gary Patterson

   (See Note 12)                                                                              11,000

Funds borrowed from Legacy Systems                                    44,000

                                                                                                     $199,496

All amounts due to related parties are non-interest bearing and payable on demand.

During October 2006, the Company completed a settlement agreement with Legacy, whereby the Company will exchange 1.08 percent of its issued and outstanding shares, following the increase in the Company’s authorized shares, for the total of $124,000 owed to Legacy, comprised of $80,000 for unpaid licensing fees and a $44,000 loan. As of February 28, 2009 the Company had not issued these shares (See Note 12).

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

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

During December 2008, the Company issued five convertible debentures of $30,644, $58,370, $64,336, $118,760 and $2,430 respectively, for an aggregate of $274,540 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. These debentures were issued pursuant to the Securities Purchase Agreement of March 2004 and bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 75 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. Proceeds of the debentures were used to pay certain unpaid interest that had accrued on the Company’s outstanding convertible debt. The investors of these securities were accredited investors.

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

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

The debt discount is being accreted using the effective interest method over the term of the note.  The value of the discount on the converted notes on the books is being accreted over the term of the note (two years).  For the nine-month period ended February 28, 2009, and February 29, 2008, the Company accreted $149,762 and $(13,553), respectively, of debt discount related to the notes.

Warrants Issued

The estimated fair values of the warrants at issuance were as follows:

Date of Warrants Issued	Number of Warrants	Value at Issuance	Initial Volatility Factor
March 22, 2004	900,000	$3,585	254%
August 6, 2004	250,000	$552	254%

These amounts have been classified as a derivative instrument and recorded as a liability on the Company’s balance sheet in accordance with current authoritative guidance.  The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model with a closing price of on the date of issuance and the respective exercise price, a 5 year term, and the volatility factor relative to the date of issuance.  The model uses several assumptions including: historical stock price volatility (utilizing a rolling 120 day period), risk-free interest rate (3.50%), remaining time till maturity, and the closing price of the Company’s common stock to determine estimated fair value of the derivative liability.  In valuing the warrants at May 31, 2008, the Company used the closing price of $0.009, the respective exercise price, the remaining term on each warrant, and a volatility of 303%.  In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the instrument to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense).  For the three month period ended February 28, 2009, the warrant derivative liability had decreased to a value of $5, which resulted in an “Other income” item of $16 for the three month period ended February 28, 2008. The Company used a closing price of $0.0001, the respective exercise prices, remaining time till maturity and 325% volatility factor.

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

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

In subsequent periods, if the price of the security changes, the embedded derivative financial instrument related to the debt features will be adjusted to the fair value with the corresponding charge or credit to Other Expense or Income.  The estimated fair value of the debt features was determined using the probability weighted averaged expected cash flows / Lattice Model with the closing price on original date of issuance, a conversion price based on the terms of the respective contract, a period based on the terms of the notes, and a volatility factor on the date of issuance.  In valuing the debt features at February 28, 2009, the company used the closing price of $0.0001 and the respective conversion price, a remaining term coinciding with each contract, and a volatility of 325%.  For the nine months ended February 28, 2009 the estimated value of the debt features increased to $9,100,454, thus during the three-month period ended February 28, 2009, the company recorded Other Expense on the consolidated statement of operations for the change in fair value of the debt features related to these notes of $17,008 for the three-month period ending February 28, 2009.

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

For the three-month period ended February 28, 2009 and February 29, 2008, the Company recorded other expense of $80,945 and $5,672,083 respectively, related to the value of the debt features and value of the warrants.  A tabular reconciliation of this adjustment follows:

INTEREST INCOME (EXPENSE) RELATED TO CONVERTIBLE DEBT	Three-month February 28, 2009	Three-month February 29, 2008

2003 and 2004 and 2009 Derivative Liability	$ (17,008)	$ 5,656,489
2003 and 2004 Warrant Liability	16	15,594
Accretion of 2003 convertible debt	-	-
Accretion of 2004 convertible debt	-	-

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

Accretion of 2008 convertible debt	(63,953)
Total Interest Income (Expense) related to Convertible Debt	(80,945)	5.672,083

For the nine-month period ended February 28, 2009 and February29, 2008, the Company recorded other expense of $833,131 and $13,519,615 respectively, related to the value of the debt features and value of the warrants.  A tabular reconciliation of this adjustment follows:

INTEREST INCOME (EXPENSE) RELATED TO CONVERTIBLE DEBT	Nine-month February 28, 2009	Nine-month February 29, 2008
Three-month period ended August 31:	$ (699,011)	$ 11,996,008
Three-month period ended November 30:	(53,175)	(4,148,476)
Three-month period ended February 28:	(80,945)	5,672,083
Total Interest (Income) Expense related to Convertible Debt	(833,131)	13,519,615

The balance of the carrying value of the convertible debt as of February 28, 2009 is:

$2,758,497	May 31, 2008 value
(1,538)	accretion of convertible debt
(16,403)	Payments on convertible debt
274,540	New debenture
$3,015,096	February 28, 2009 carrying value of debt

The balance of the carrying value of the derivative liability as of February 28, 2009 is:

$8,261,896	May 31, 2008 value of derivative liability
0	Change in values of 2003 derivative liability
630,000	decrease in values of 2004 derivative liability
40,250	increase in values of 2008 derivative liability
168,308	Increase in value of 2009 derivative liability
$9,100,454	February 28, 2009 value of derivative liability

The balance of the carrying value of the warrant liability as of February 28, 2009 is:

$3,894	May 31, 2008 value of warrant liability
0	Change in values of 2003 warrant liability
(3,889)	Income, decrease in values of 2004 warrant liability

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

$5	November 30, 2008 value of warrant liability

In connection with these convertible debentures, the Company had $52,868 of accrued interest at February 28, 2009 which is included in accrued expenses in these consolidated financial statements.

All convertible debentures are issued to the same group, thus no conflict exists with security in the first priority interest in the Company’s assets.

During the nine-month period of this report the Board of Directors approved the issuance of 189,747,800 shares to four investors upon the conversion of $16,403 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations there under for the sale of convertible notes and the issuance of shares upon conversion.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has authorized 10,000,000,000 shares of $0.001 par common stock. As of February 28, 2009 and 2008, 312,905,360 and 100,000,000 shares respectively were issued and outstanding (See Note 8, 11 and 12).

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

During July 2008 the company issued 5,000,000 shares as partial payment of $11,000 towards the outstanding balance owed to Gary Ackles (See Note 12).

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

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

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

As of February 28, 2009, 2,007,194 shares of Series A Convertible Preferred stock are issued.

NOTE 10 - RELATED PARTY TRANSACTIONS

During July 2008, the Company signed an agreement with Gary Paterson to provide investor relations services to the Company for a term of one month. The Company agreed to pay Paterson $4,000, $2,000 in cash, paid in arrears, and $2,000 in restricted stock at a fixed price of $0.002. During August 2008, the Company agreed to continue to pay Paterson, as per the terms of the original one month deal, on a month-to-month basis. During November 2008, the Company changed the arrangement with Paterson such that he would receive the stock component only as compensation through December 2008. During January 2009, the Company decided to terminate all payments to Gary Paterson due to the current financial and equity market conditions (See Note 12).

During July 2004, the Company received short term loans from its CEO, a consultant and another individual for a total of $42,000, which was used, along with Company’s available cash, to fund the purchase of a 50 percent ownership position in a oil lease that the Company has since sold. The Company agreed to repay the loan amount borrowed once funding becomes available and agreed to pay an additional 20 percent of the amount borrowed over the next 12 months.  Following the closing of the $250,000 convertible debentures in August 2004, the CEO and the consultant were repaid their principal amounts plus 10 percent, while the other individual declined repayment in favor of re-investing his principal and proceeds with the Company.  As of the date of this filing the remaining 10 percent has not been paid.

During May 2004, the Company borrowed $44,000 from Legacy Systems Corporation, a Company owned by the former CEO. The security for the loan was the aquatic timber harvesting equipment (See Notes 7 and 12).

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

The Company has made certain stock commitments prior to the March 2008 increase in the authorized shares. The Company had committed 1.08% of the issued and outstanding share volume to Legacy Systems for settlement of Amounts Due (See Note 7 and 12).

VALOR ENERGY CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 (UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

As of March 2009, the Company is in negotiations to restructure the note payable with Mr. Don Morgan (See Note 4).

On April 7, 2009, Gary Ackles signed a Release document, whereby he recanted all allegations previously leveled against the Company and/or with respect to the TigerLynk technology. Prior to these the Company had purchased the technology from Ackles and subsequently sold to Hollund Industrial Robotics Inc, in an agreement dated January 2008 and amended in February, March and June of 2008. As part of that negotiation the Company signed a “Termination & Transfer Agreement” with Hollund Industrial Inc. (“Hollund”), HIRS parent company, and Gary Ackles, whereby Hollund would assume all obligations to Gary Ackles for technology royalties and stock commitments. The Company agreed to pay Ackles $33,000 as compensation for signing the agreement and relinquishing the Company from any further liabilities to Ackles. During July 2008 the company issued 5,000,000 shares as partial payment of $11,000 towards the outstanding balance. The Release signed by Ackles on April 7, 2009, therefore, also provided for a payment to Ackles of $5,000 Canadian dollars, which the Company paid, and Ackles accepted, as releasing the Company from any further obligations to Ackles in cash or stock (See Notes 3 and 4).

On April 16, 2009, the Company had not received the April 1, 2009 payment due from Hollund, in regards to the purchase of the Tigerlynk technology, and subsequently informed Hollund by letter that they were in default under the terms of the January 29, 2009 Extension Agreement. Hollund also failed to make the May 1, 2009 payment, however on May 7, 2009, the Company received from Hollund a smaller payment of $15,000 and had not pursued any default action. At the date of this filing the outstanding balance receivable is $55,000 (See Note 3). On June 16, 2009, the Company issued a second letter to Hollund proposing a discount incentive to encourage Hollund to pay the amount in default. As of the date of filing this agreement the Company has not received a response to this proposal.

Subsequent to the period of this report the Board of Directors has approved the issuance of 228,552,700 additional shares to four investors upon the conversion of $6,857 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion (See Note 8).

On May 11, 2009, the Company Board of Directors approved the issuance of 4,466,233 common shares, bearing restrictive legend, to Legacy Systems Corp. The shares issued were to satisfy the terms of the October 23, 2006 agreement (See Note 7).

During May 2009, our joint-interest partner, New Century Energy Corp, completed a plan of reorganization under US Bankruptcy, that resulted in a new company, NCEY Holdings Corp (“NCEY”), assuming all joint-interest rights to the Sargent South Field, Hamill and Hamill lease previously held be New Century, as well as assuming all rights and obligations of our March 2004 Joint Operating Agreement.

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

The Company owns a 20 percent working interest and a 16 percent net revenue interest in the Sargent South Field, Hamill & Hamill lease, a 3,645-acre natural gas producing property located in Matagorda County, Texas. The Company’s interest applies to all depths from surface to 7000 feet, with the exception of three currently non-producing wells, number 19, 14 and 1-R, of which the Company has no interest in. During September of 2006, the Company expanded its South Sargent interests by acquiring the same working interest percentage in 4 State leases contiguous with the Company’s existing acreage and extending 1,610 acres into the off-shore Gulf of Mexico. These 4 leases have a five year term and expire on April 4, 2011, pending production development. All of the Company’s South Sargent interests, both onshore and offshore, are subject to our Joint Operating Agreement. During May 2009, our original joint-interest partner, New Century Energy Corp, completed a plan of reorganization under US Bankruptcy, that resulted in a new company, NCEY Holdings Corp (“NCEY”), assuming all rights and obligations of our March 2004 Joint Operating Agreement, as well as assuming all joint-interest rights to the Sargent South Field, Hamill and Hamill lease as previously held be New Century Energy Corp.

Valor plans to grow its business by investing in acquisitions, development, and production and sale of natural gas and crude oil, while also investigating opportunities for investment in alternative energy production. Valor plans to further expand its investments and cash flow by capitalizing on modern technological developments in the area of oil and gas production development. New technology since the development of the computer industry has allowed for better identification of by-passed reserves in previously discovered oil and gas fields. Geological analysis using “Direct Hydrocarbon Indicator” (DHI) tools and methods, as well as improved 3D seismic data processing have been successfully used to enhance and revitalize previously developed and currently developed oil and gas producing sites.

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

•

Acquisitions of alternative energy production interests.

OIL AND GAS ACTIVITIES

- SARGENT SOUTH FIELD (ON-SHORE), MATAGORDA COUNTY, TEXAS

The Company acquired 20% of the working interest in the Sargent South Field from Century Resources Inc in March 2004. The Sargent South Field is located onshore in Matagorda County, Texas, east of Matagorda Bay. The leasehold is approximately 3,645 acres.

At present, the Company receives revenue from two producing wells on the Hamill Lease; Hamill #2, and Hamill #17, with daily production in excess of approximately 791 MCF of gas per day (MCFGPD), however, the Company can provide no assurances that the current completions will continue to produce at this rate, if at all.

The Hamill Lease development benefits from a license to a 10 square mile 3-D seismic survey ("3-D") that was acquired by NCEY. This 3-D seismic survey is currently being used in the development planning of the property and new drilling locations have already been identified for drilling in 2009 and 2010. The process of interpreting the 3-D data will be an ongoing, with results from any new wells being integrated into the interpretation.

We continue to participate in an ongoing workover and recompletion project that has been underway in the Sargent South Field since January of 2005.

During November 2007 and again in September 2008 the Hamill #17 well was worked over. The well was gravel packed to stop production of formation sand. The well was restored and currently produces gas from perforations in a stray sand at 5,630 feet at the rate of 241 MCF per day on a 9/64 inch choke with a flowing tubing pressure of 480 psi.

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

During third quarter of 2007, the Hamill #2 well was shut in and the well was cleaned out in November 2007. The well is currently producing at the rate of approximately 550 MCF per day on a 10/64 inch choke, with a flowing tubing pressure of 480 psi.

The Hamill #11 well is currently shut-in.

- SARGENT SOUTH OFFSHORE

On September 18, 2006 the Company paid to New Century its 20 percent pro-rata share, totaling $68,634 for 1,610 acres State of Texas oil and gas leases in the offshore area of Matagorda County, Texas. Four new leases totaling 1,610 acres have been acquired by the Company, and this acreage is contiguous with our onshore Sargent South Field acreage. The new leases are subject to our Joint Operating Agreement with NCEY Holdings Corp and have a term of five years and expire on April 4, 2011. As yet, there have been no drilling activities commenced on these leases.

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

We are currently focused on identifying the options available to us that would allow us to continue to expand and grow operations and service our debt. By solving the issues surrounding our debt we believe that this will enhance our ability to use equity positions as incentive for attracting and paying professionals, as well as sell additional shares for cash to help us execute and finance our business plan. Though no plans exist at this time, we may in the future use equity as payment for mergers and acquisitions. Such issuances of additional Company stock will have a dilutive effect on common stock holders.

As of February 28, 2009, the Company is utilizing two employees, to manage 100 percent of the administration and business development.

Results Of Operations

For the Three-Month Ended February 28, 2009 Compared to February 28, 2008

The Company recognized revenues, including its equity interest in Sargent South lease in the amount of $24,883 for the three-months ended February 28, 2009, compared with $147,506 for the three-months ended February 28, 2008.  The decrease in revenue is primarily due to significant decrease in the selling price of natural gas combined with decrease in production during the three month period.

Operating expenses for the three-months ended February 28, 2009 and 2008 were $128,045 and $338,805, respectively, for a decrease of $210,760 or 62%. The decrease was attributable to a decrease in selling, general and administrative expenses of $71,118 and a decrease of $139,642 in depreciation and depletion in connection with decreased production from the Sargent South field. The Company expects to incur costs relating to the improvement and development of the Sargent South field, as well as working interest acquisitions (See Note 5 - Notes to Consolidated Financial Statements).

For the Nine-Month Ended February 28, 2009 Compared to February 28, 2008

The Company recognized revenues, including its equity interest in Sargent South lease in the amount of $337,935 for the nine-months ended February 28, 2009, compared with $210,795 for the nine-months ended February 28, 2008. The increase in revenue is primarily due to the significant increase in the selling price of our natural over the same period of the previous year.

Operating expenses for the six-months ended February 28, 2009 and 2008 were $456,165 and $596,505, respectively, for a decrease of $140,340 or 24%. The decrease was attributable to an decrease in selling, general and administrative expenses of $56,565 and a decrease of $83,775 in depreciation and depletion in connection with decreased production from the Sargent South lease. The Company expects to incur costs relating to the improvement and development of the Sargent South field, as well working interest acquisitions (See Note 5 - Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Net cash provided by (used in) operating activities for the three-months periods ended February 28, 2009 and February 28, 2008 was $155,146 and ($10,655), respectively, for an increase in cash provided by operating activities of $165,801. During the nine-month periods ended February 28, 2009, and February 28, 2008, the Company funded its operations primarily by means of revenue.

Net cash provided by (used in) investment activities for the nine-month ended February 28, 2009 and February 28, 2008 was $40,424 and ($125,666) respectively.  The difference in cash provided by investment activity between 2009 and 2008 was due primarily to a reduction in the investment in Sargent South field (Hamill Lease). (See Note 5 – Notes to Consolidated Financial Statements).

Net cash provided by financing activities was ($26,788) and $89,163 for the nine-month ended February 28, 2009 and 2008, respectively.

During Oct 2007, the Company received a zero interest bearing loan of $75,680 from Mr. Don Morgan. The company agrees to repay the principal plus an additional $75,000 over three years. During the period ended February 28, 2009 there was  principal payments made of $24,500 (See Notes 4 and 12 - Notes to Consolidated Financial Statements).

For the period ended February 28, 2009 and February 28, 2007, cash was raised by operating activities and collections on notes receivable.

At February 28, 2009 the Company had cash of $195,204 and total current assets of $277,653.

As of February 28, 2009, the Company had a working capital deficiency of $12,351,615 and an accumulated deficit of $17,949,696. Over the next twelve months, management is confident that sufficient working capital will be obtained from a combination of revenue and external financing to meet the Company's cash commitments as they become payable. The Company has in the past successfully relied on private placements of common stock, loans from private investors, sale of assets and the exercise of common stock warrants, in order to sustain operations. The Company has completed the increase in the total number of its authorized shares to provide for the conversion of debentures for equity, use equity positions as incentive for attracting professionals, payment of professionals, sell additional shares for cash and potentially use equity as payment for mergers and acquisitions (See Note 11 - Notes to Consolidated Financial Statements). There can be no assurance that management plans will be successful. Failure to obtain sufficient working capital from external financing will cause the Company to curtail its operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Mr. Sheridan B. Westgarde, the principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this report. Based on this evaluation, Mr. Westgarde concluded that during the period of this report our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. As part of our management’s assessment of internal controls over financial reporting as of May 31, 2008, we identified material weaknesses in our internal controls which we viewed as an integral part of our disclosure controls and procedures. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. The material weaknesses, identified below, as of February 28, 2009 have not been remediated.

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

Changes in internal controls

During the period covered by this report there have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 12, 2008, the Company received a letter from Horsepower Intellectual Property Law (“Horsepower”) informing that Mr. Gary Ackles was attempting to rescind all of the technology rights as defined in the October 17, 2006 Technology Purchase and Sale Agreement (“Agreement”). Mr. Ackles based his claim on an allegation that Aquatic Cellulose International Corp (the Company’s former name) was in violation of the Agreement by failing to pay Ackles a final cash payment of $40,000 due upon signing. On December 22, 2008, the Company retained the services of Doak Sheriff LLP (“Doak Sheriff”)of Kelowna, British Columbia, Canada, to respond to this allegation that the Company considered false and potentially damaging to its existing agreement to sell this technology to Hollund Industrial Robotics Systems Inc. (See Item 5.). On December 29, 2008, Doak Sheriff delivered a letter to Horsepower on behalf of the Company denying the allegation and including as exhibits to the letter copies of the Company’s bank records confirming the payment made to Ackles account and an acknowledgment letter signed by Ackles at the time of the transaction confirming that he had received the payment. The letter also informed Horsepower that the Company may only consider the matter closed upon Ackles completing the transfer of the Patents into the name of the Company. On April 7, 2009, Gary Ackles signed a Release document, whereby he recanted all allegations he made against the Company and/or with respect to the Technology. Prior to these events the Company had concluded an agreement with Hollund Industrial Robotics Inc, (“HIRS”) dated January 2008 and amended in February, March and June of 2008, for the sale of the Tigerlynk robotic manipulator technology. As part of that negotiation the Company signed a “Termination & Transfer Agreement” with Hollund parent company, Hollund Industrial Inc. (“Hollund”) and Gary Ackles whereby Hollund would assume all obligations to Gary Ackles for technology royalties and stock commitments. The Company agreed to pay Ackles $33,000 as compensation for signing the agreement and relinquishing the Company from any further liabilities to Ackles. During July 2008 the company issued 5,000,000 shares as partial payment of $11,000 towards the outstanding balance. The Release signed by Ackles on April 7, 2009, therefore, also provided for a payment to Ackles of $5,000 Canadian dollars, which the Company paid, and Ackles accepted, as releasing the Company from any further obligations to Ackles in cash or stock (See Notes 3, 4 and 12 - Notes to Consolidated Financial Statements).

During November 2008, the Company engaged the firm of Adams & Reese LLP, to act as representation for the Company in the State of Texas. The engagement is not related to any involvement by the Company in legal proceedings, but rather is for the purpose of monitoring of the bankruptcy proceedings of the Company’s joint interest partner, New Century Energy Corp. During May 2009, our original joint-interest partner, New Century Energy Corp, completed a plan of reorganization under US Bankruptcy, that resulted in a new company, NCEY Holdings Corp (“NCEY”), assuming all joint-interest rights to the Sargent South Field, Hamill and Hamill lease previously held be New Century . The Company’s assets and operations have currently not been affected and are not expected to be affected by the completion of the plan of reorganization.

ITEM 2. UNREGISTER SALE OF EQUITY AND USE OF PROCEEDS

During the nine-month period of this report the Board of Directors approved the issuance of 189,747,800 shares to four investors upon the conversion of $16,337 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion (See Note 8 - Notes to Consolidated Financial Statements).

Subsequent to the period of this report the Board of Directors has approved the issuance of 228,552,700 shares to four investors upon the conversion of $6,857 of debt related to the notes pursuant to the 2004 Securities Purchase Agreement. We relied on the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 and 144(k) of Regulation D of the General Rules and Regulations thereunder for the sale of convertible notes and the issuance of shares upon conversion (See Note 8 - Notes to Consolidated Financial Statements).

During December 2008, the Company issued five convertible debentures of $30,644, $58,370, $64,336, $118,760 and $2,430 respectively, for an aggregate of $274,540 in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended. These debentures were issued pursuant to the Securities Purchase Agreement of March 2004 and bear interest at 2 percent, due on a quarterly basis, and are convertible, at the investors' sole option, into common shares at 75 percent of the average of the lowest three inter-day sales prices during the twenty days immediately preceding the conversion date. Proceeds of the debentures were used to pay certain unpaid interest that had accrued on the Company’s outstanding convertible debt. The investors of these securities were accredited investors (See Note 8 – Notes to Consolidated Financial Statements).

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

On May 11, 2009, the Company Board of Directors approved the issuance of 4,466,233 common shares, bearing restrictive legend, to Legacy Systems Corp. The shares issued were to satisfy the terms of the October 23, 2006 agreement (See Note 7 and Note 12 – Notes to Consolidated Financial Statements).

On May 12, 2009, the Company Board of Directors approved the issuance of 33,666,667 common shares, bearing restrictive legend, to Mr. Gary Paterson, for services rendered to the Company from July 2008 thru to December 2008 (See Note 10 – Notes to Consolidated Financial Statements).

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

During June 2008, the Company agreed to an additional amendment to its agreement dated January 20, 2008, as amended February 20, 2008, with Hollund Industrial Robotics Inc. whereby the amounts receivable of $205,100, as of May 31, 2008, was reduced to $140,000. Additionally, the terms of payment were amended to; $30,000 due July 15, 2008, $30,000 due September 15, 2008 and the remainder of $80,000 will be paid in three payments due on the first day of December 2008, January 2009 and February 2009. The terms of this amendment included Hollund no longer being in default of the agreement with new terms of default stipulating that as long as Hollund makes the July and September 2008 payments in a timely fashion the Company will waive its right to act upon any further payment default until February 2, 2009. On January 29, 2009, the Company signed an Extension Agreement with Hollund whereby Hollund agreed to pay Valor the balance of the $80,000 left unpaid on the purchase of Tigerlynk and $15,000 in unpaid consulting services rendered to Hollund regarding the on-going development of the TigerLynk system. As per the terms of the Extension agreement Hollund paid $25,000 on or before February 1, 2009, and committed to pay the balance remaining in two additional payments; a $25,000 payment on April 1, 2009, and the last payment of $45,000 on May 1, 2009. The agreement further clarified that any default of the terms of this latest Extension agreement would allow for the Company to rescind the Technology purchase, as provided under the terms of the original Purchase and Sale Agreement dated January 20, 2008. On April 1, 2009, Hollund failed to make the required payment resulting in the Company providing a letter dated April 16, 2009, informing Hollund of the default condition. On May 1, 2009, Hollund failed to make the required payment. On May 7, 2009, Hollund made a payment of $15,000, leaving a balance outstanding of $55,000. The Company has not taken any action regarding the default on the payments (See Note 3 and 12 - Notes to Consolidated Financial Statements).

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

ITEM 6.

EXHIBITS AND REPORTS IN FORM 8-K

(a) Exhibits

10.1

January 29, 2009 Extension Agreement with Hollund.

10.2

April 16, 2009 Letter to Hollund informing of Default.

10.3

April 7, 2009 RELEASE executed by Gary Ackles.

10.4

December 30, 2008 Interest Debentures (5)

31.1

Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer And Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

 (b)

Reports on Form 8-K:

Subsequent to the period of this report, on May 19, 2009, a report filed on Form 8K reported that Effective May 18, 2009, the client auditor relationship between Valor Energy Corp. (the "Company") and Peterson Sullivan LLP (“Peterson Sullivan”) was terminated as Peterson Sullivan LLP was dismissed by the Company. Effective May 18, 2009, the Company engaged K.R. Margetson Ltd. ("Margetson") as its principal independent public accountant for the fiscal year ended May 31, 2009. The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors effective May 18, 2009.

Peterson Sullivan's report on the financial statements of the Company for the fiscal years ended May 31, 2007 and May 31, 2008, and any later interim period reviewed by Peterson, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

In connection with the audit of the Company's fiscal years ended May 31, 2007 and May 31, 2008, and any later interim period reviewed by Peterson Sullivan, there were no disagreements between Peterson Sullivan and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Peterson Sullivan would have caused Peterson Sullivan to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as provided in Item 304(a)(iv) of Regulation S-K during the Company's fiscal years ended May 31, 2007 and May 31, 2008, and any later interim period, including the interim period up to and including the date the relationship with Peterson Sullivan ceased.

The Company has authorized Peterson Sullivan to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that Peterson Sullivan review the disclosure and Peterson Sullivan has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is filed as an exhibit to this Report.

The Company has not previously consulted with Margetson regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during the Company's fiscal years ended May 31, 2007 and May 31, 2008, and any later interim period reviewed by Peterson Sullivan. Margetson has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). Margetson did not furnish a letter to the Commission.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 25, 2009

By: /s/ Sheridan B. Westgarde

-----------------------------------

Chief Executive Officer